Form 10-Q
period 2000-03-31
INSILICON CORP
filed 2000-05-12
CIK 1099425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                        Commission file number 000-29513

                              INSILICON CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                77-0526155
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation ororganization)

            411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA 95134
                (Address of principal executive offices,
                           including zip code)

                                 (408) 894-1900
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES             NO      X
                     ----------     -------------

     As of April 30, 2000 there were 14,051,330 outstanding shares of the Registrant's common stock, $.001 par value.

                              INSILICON CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                        ----
PART  I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2000 and September 30, 1999.......................................3

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended March 31, 2000 and 1999..........................4

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended March 31, 2000 and 1999....................................5

              Notes to Condensed Consolidated Financial Statements........................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................11


PART  II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds..................................13

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits...................................................................13

              Reports on Form 8-K........................................................13

PART  I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              INSILICON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                     March 31,        September 30,
                                                                                       2000               1999
                                                                                   -------------      -------------
                                                                                   (unaudited)
                                      Assets
Current assets:
      Cash and cash equivalents                                                          $40,025            $    -
      Accounts receivable, net of allowances of $239 at
         March 31, 2000 and $364 at September 30, 1999                                     5,377             5,104
      Other current assets                                                                   632               135
                                                                                   -------------      -------------
         Total current assets                                                             46,034             5,239

Other marketable securities                                                                  838               838
Property and equipment, net                                                                  922             1,174
Computer software costs, net                                                               5,874             6,974
Goodwill and other intangible assets, net                                                  9,110            10,220
Other assets                                                                                   2                36
                                                                                   -------------      -------------
      Total assets                                                                       $62,780           $24,481
                                                                                   =============      =============

                     Liabilities and Stockholder's Net Investment/
                                 Stockholders' Equity
Current liabilities:
      Accounts payable                                                                   $   796           $   205
      Payroll and related liabilities                                                      1,282             1,776
      Deferred revenue                                                                     1,540             1,589
      Payable to Phoenix Technologies Ltd.                                                 3,409                 -
      Accrued merger costs                                                                   756             1,560
      Other accrued liabilities                                                              606               502
                                                                                   -------------      -------------
         Total current liabilities                                                         8,389             5,632

Long-term obligations                                                                      2,736                45

Commitments and contingencies                                                                  -                 -

Stockholder's net investment /stockholders' equity:
      Preferred stock, par value $0.001; 15,000 shares authorized,
         none outstanding                                                                      -                 -
      Common stock, par value $0.001; 100,000 shares authorized,
         14,051 shares issued and outstanding at March 31, 2000                               14                 -
      Additional paid-in capital                                                          77,453                 -
      Net contribution from stockholder                                                        -            41,632
      Deferred stock-based compensation                                                   (1,360)                -
      Accumulated deficit                                                                (24,496)          (22,828)
      Accumulated translation adjustment                                                      44                 -
                                                                                   -------------      -------------
         Total stockholder's net investment/stockholders' equity                          51,655            18,804
                                                                                   -------------      -------------
      Total liabilities and stockholder's net
      investment/stockholders' equity
                                                                                         $62,780           $24,481
                                                                                   =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                                        March 31,                     March 31,
                                                                  --------------------          -----------------------
                                                                   2000           1999           2000             1999
                                                                  -------        ------         ------           ------
Revenue:
      License fees (1)                                            $ 4,588       $ 4,003        $ 8,445          $ 7,680
      Services                                                      1,250           922          2,650            2,111
                                                                  -------        ------         ------           ------
     Total revenue                                                  5,838         4,925         11,095            9,791

Cost of revenue:
     License fees                                                     307           274            860              432
     Services                                                         394           311            602              338
     Amortization of purchased technology                             314           533            628            1,066
                                                                  -------        ------         ------           ------
     Total cost of revenue                                          1,015         1,118          2,090            1,836
                                                                  -------        ------         ------           ------

Gross margin                                                        4,823         3,807          9,005            7,955

Operating expenses:
     Research and development                                       1,994         2,191          4,001            4,539
     Sales and marketing                                            2,026         1,710          3,738            3,332
     General and administrative                                       873           725          1,604            1,577
     Amortization of intangible assets                                555           555          1,110            1,110
     Stock-based compensation                                         125            --            361               --
     Restructuring charge                                              --            --             --               86
                                                                  -------        ------         ------           ------
     Total operating expenses                                       5,573         5,181         10,814           10,644

Loss from operations                                                (750)       (1,374)        (1,809)          (2,689)

Interest and other income, net                                         25            --             25                -
                                                                  -------        ------         ------           ------
Loss before income taxes                                            (725)       (1,374)        (1,784)          (2,689)
Income tax benefit                                                   (48)            --          (116)               --
                                                                  -------        ------         ------           ------
Net loss                                                          $ (677)      $(1,374)       $(1,668)         $(2,689)
                                                                  =======        ======         ======           ======
Net loss per share (pro forma for the six-month period):
         Basic and diluted                                        $(0.06)                      $(0.16)
                                                                  ======                        ======
Shares used in per share calculation (pro forma for the
six-month period):
         Basic and diluted                                         10,830                       10,612
                                                                  =======                       ======

(1) Includes revenue from Phoenix Technologies Ltd.               $   402        $   --        $   402           $   --
                                                                  =======        =======        ======            =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                     (unaudited)

                                                                                          Six Months Ended
                                                                                                March 31
                                                                                        ----------------------
                                                                                           2000          1999
                                                                                        --------      --------
Cash flows from operating activities:
     Net loss                                                                           $(1,668)      $(2,689)
     Reconciliation of net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                    2,506         2,744
         Stock-based compensation                                                           361             -
         Change in operating assets and liabilities:
              Accounts receivable                                                          (273)       (3,273)
              Other assets                                                                 (463)          113
              Accounts payable                                                              591          (657)
              Payroll and related liabilities                                              (494)          299
              Deferred revenue                                                              (49)           50
              Payable to Phoenix Technologies Ltd.                                        3,409             -
              Other accrued liabilities                                                    (700)         (562)
              Long term obligations                                                         (45)           51
                                                                                        --------      --------
                  Total adjustments                                                       4,843        (1,235)
                                                                                        --------      --------
         Net cash provided by (used in) operating activities                              3,175        (3,924)

Cash flows from investing activities:
     Purchases of property and equipment                                                    (44)         (193)
     Additions to computer software costs                                                     -          (371)
                                                                                        --------      --------
         Net cash used in investing activities                                              (44)         (564)

Cash flows from financing activities:
     Increase (decrease) in net contribution from stockholder                           (1,529)         4,488
     Proceeds from stock purchases under stock option and
           stock purchase plans                                                             665             -
     Proceeds from initial public offering of common stock, net                          37,714             -
                                                                                        --------      --------
         Net cash provided by financing activities                                       36,850         4,488
                                                                                        --------      --------
Effect of exchange rate changes on cash and cash equivalents                                 44             -
                                                                                        --------      --------
Net increase in cash and cash equivalents                                                40,025             -
Cash and cash equivalents at beginning of period                                              -             -
                                                                                        --------      --------
Cash and cash equivalents at end of period                                              $40,025        $    -
                                                                                        ========      ========
Supplemental disclosure of cash flow information:
     Deferred stock-based compensation                                                     1,721            -
     Issuance of common and preferred stock upon
           capitalization, net of deferred taxes                                           2,736            -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of inSilicon Corporation and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in the Company's Registration Statement on Form S-1 filed with the SEC on January 13, 2000, as amended.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or for any other future period.

         The Company was incorporated in November 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix"). The Company's condensed consolidated financial statements have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company and certain liabilities that are not specifically identifiable, for which estimates have been used to allocate a portion of Phoenix's liabilities to the Company. Until March 2000, cash management for the Company was performed by Phoenix on a centralized basis and all cash provided by Phoenix was recorded as equity contributions from Phoenix in these consolidated financial statements.


NOTE 2.    INITIAL PUBLIC OFFERING OF COMMON STOCK

         On March 22, 2000, the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters' discounts and commissions of $2.9 million and $1.4 million in related expenses, net proceeds were $37.7 million.


NOTE 3.     EARNINGS PER SHARE

         Prior to November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, fiscal 1999 net loss per share amounts have not been presented in the consolidated financial statements. Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. In periods in which a net loss is generated, the Company does not include the effects of outstanding options and warrants when calculating diluted net loss per share, as their inclusion would be anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 689,586 of common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method).

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 4.     COMPREHENSIVE INCOME (LOSS)

          The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. The Company adopted SFAS 130 effective October 1, 1998. Comprehensive losses were not materially different from net losses incurred for all periods presented.


NOTE 5.     RELATED PARTY TRANSACTIONS

          Following the completion of the initial public offering, Phoenix owned approximately 74% of the Company's outstanding common stock. The combined impact on the consolidated statements of operations of all related party transactions with Phoenix is summarized below (in thousands).

                                                                    Three Months Ended        Six Months Ended
                                                                          March 31,                March 31,
                                                                       --------------        ---------------------
                                                                        2000    1999          2000          1999
                                                                       ------  ------        ------        -------
COSTS AND EXPENSES THROUGH OCTOBER 1999 REPRESENTING ALLOCATIONS
  FROM PHOENIX:
         Cost of revenue                                              $    -   $    -       $     -        $     -
         Research and development                                          -      421           321           927
         Sales and marketing                                               -      971           293         1,815
         General and administrative                                        -      727           691         1,542
                                                                      -------  ------        ------        -------
         Total costs and expenses                                     $    -   $2,119        $1,305        $4,284
                                                                      =======  ======        ======        =======
REVENUE, COSTS AND EXPENSES BASED UPON THE SERVICES AND
   COST-SHARING AGREEMENT AND TECHNOLOGY DISTRIBUTOR
   AGREEMENT WITH PHOENIX:
     Revenue                                                          $  402   $   -        $  402         $   -

     Costs and expenses:
         Cost of revenue                                                 306       -           306             -
         Research and development                                        257       -           257             -
         Sales and marketing                                             128       -           128             -
         General and administrative                                      445       -           445             -
                                                                      -------  ------        ------        -------
         Total costs and expenses                                     $1,136   $   -        $1,136         $   -
                                                                      =======  ======        ======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E AND SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND UNDER THE SECTION ENTITLED "RISK FACTORS" BEGINNING ON PAGE 7 OF THE COMPANY'S FORM S-1 FILED WITH THE SEC ON JANUARY 13, 2000, AS AMENDED, AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY OVERVIEW

         inSilicon Corporation ("inSilicon" or the "Company") is a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. The Company provides cores, related silicon subsystems and firmware to over 400 customers that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

         The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, Phoenix transferred certain assets to inSilicon substantially in exchange for 10,400,000 shares of inSilicon's Series A Preferred Stock and the assumption of certain liabilities. In March 2000, inSilicon completed its initial public offering in which it sold 3,500,000 shares of common stock, which generated net proceeds of $37.7 million. In conjunction with the initial public offering, all shares of Series A Preferred Stock converted on a one-to-one basis into common stock.

         The Company has incurred operating and net losses for nearly all historical periods. These losses have primarily resulted from two factors: research and development and marketing costs incurred in order to generate market share and revenue growth; and charges for restructurings, merger costs, and amortization of acquired intangible assets. The discussion below refers to the historical operating results and activities and the assets and liabilities assigned to inSilicon by Phoenix included in the Company's condensed consolidated financial statements.

         Phoenix has provided a number of administrative services to the Company on which it continues to rely. The Company's condensed consolidated financial statements prior to November 30, 1999, were derived from the historical books and records of Phoenix. The consolidated balance sheets include all assets and liabilities directly attributable to us. The condensed consolidated statements of operations include all revenue and expenses attributable to the Company, including direct charges and allocated costs for shared facilities, functions and services used by the Company and provided by Phoenix. A significant amount of expenses have been allocated to the Company based on Phoenix management's estimate of the proportional benefit of services provided by it. These allocations were generally based on pro rata personnel, revenue generated or costs incurred. You should not consider the historical financial statements of inSilicon to be representative of the operating results, financial position or cash flows to be expected in future periods or what the results of operations, financial position or cash flows would have been had inSilicon been a separate, stand-alone entity during the periods presented.

         The Company has entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. This agreement covers various services that Phoenix provides to the Company, and the method by which the Company and Phoenix will share certain costs. The services include data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space we occupy at Phoenix's headquarters and insurance premiums. The amount charged to the Company is equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of inSilicon employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement has an initial term that extends to June 30, 2000 for all services other than accounting and an initial term that extends to September 30, 2000 with respect to accounting services, although the Company can terminate any one or more of the services at any time on 30 days' written notice. The Services and Cost-Sharing Agreement is renewed on a month-to-month basis. Phoenix can terminate after those dates on 30 days' written notice.

REVENUE

         Revenue for the three and six months ended March 31, 2000 was $5.8 million and $11.1 million, increases of 19% and 13% from $4.9 million and $9.8 million for the comparable periods of fiscal 1999. These increases consist of growth in license fees revenue ($585,000 and $765,000 for the three and six months ended March 31, 2000) and services revenue ($328,000 and $539,000 for the three and six months ended March 31, 2000) due to the greater market acceptance of semiconductor intellectual property. In addition, services revenue increased due to increased maintenance revenue generated from the Company's growing installed base of customers.

         Revenue by geographic region for the three months and six months ended March 31, 2000 and 1999 was as follows (DOLLARS IN THOUSANDS):

                                                                                                % of Consolidated
                                                           Amount                                    Revenue
                                                     --------------------                       ------------------
                                                      2000          1999        % CHANGE        2000        1999
                                                     ------        ------        -------        -----        -----
  Three months ended March 31:
   North America                                    $ 3,524        $3,218            10%           60%         65%
   Asia                                               1,724         1,132            52%           30%         23%
   Europe                                               590           575             3%           10%         12%
                                                     ------        ------                       -----        -----
       Total revenue                                $ 5,838        $4,925            19%          100%        100%
                                                     ======        ======                       =====        =====
  Six months ended March 31:
   North America                                    $ 6,994        $7,023            (4)%          63%         72%
   Asia                                               2,954         1,805            64%           27%         18%
   Europe                                             1,147           963            19%           10%         10%
                                                     ------        ------                       -----        -----
       Total revenue                                $11,095        $9,791            13%          100%        100%
                                                     ======        ======        =======        =====        =====

         Asian revenue in the three and six months ended March 31, 2000, and North American revenue in the three months ended March 31, 2000 increased as semiconductor and systems companies are increasingly licensing semiconductor intellectual property for their system-on-chip designs. Also contributing was an increase in the Company's firmware revenue in Japan.

GROSS MARGIN

         Gross margin is revenue less cost of revenue. License fee cost of revenue consists primarily of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue includes internal payroll costs and third-party consulting costs associated with providing non-recurring engineering services to customers. Gross margin for the three and six months ended March 31, 2000 were $4.8 million and $9.0 million, increases of 27% and 13% from $3.8 million and $7.9 million for the comparable periods of fiscal 1999. These increases were principally due to revenue growth ($913,000 and $1.3 million in the three and six month periods, respectively).

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three and six months ended March 31, 2000 declined $197,000 (9%) and $538,000 (12%) from the comparable periods in fiscal 1999. The declines were principally attributable to the completion of an outsourced design contract and the Company's reduced use of software consultants.

         The Company did not capitalize any internal software development costs for the three and six month periods ended March 31, 2000 as compared to $209,226 and $371,029 for the same periods in fiscal 1999. These decreases in capitalization were due to products that have not yet reached technological feasibility.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist of costs related to advertising, public relations, and other marketing, as well as direct selling, channel development and other sales activities. These costs include direct out-of-pocket and payroll expenses. Sales and marketing expenses for the three months and six months ended March 31, 2000 increased $316,000 (18%) and $406,000 (12%) from the comparable periods in fiscal 1999. These increases were due to headcount increases in direct sales and product marketing. The Company expects sales and marketing expenses to increase throughout the remainder of fiscal year 2000 to support and drive further revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These costs represent allocations from Phoenix through October 31, 1999. Beginning November 1, 1999, the date of the Company's incorporation, these costs include both direct administrative costs incurred by the Company and an allocation of costs under the Company's Services and Cost-Sharing Agreement with Phoenix. General and administrative expenses for the three months and six months ended March 31, 2000 increased $148,000 (20%) and $27,000 (2%) from the comparable periods in fiscal 1999 due to headcount increases in finance, human resources, legal and operations associated with becoming an independent public company.

 AMORTIZATION OF INTANGIBLE ASSETS

          Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998. Goodwill is being amortized over a six year period, while other intangible assets are being amortized over three to six year periods.

STOCK-BASED COMPENSATION

         Stock-based compensation charges for the three months and six months ended March 31, 2000 were $125,000 and $361,000 respectively. These charges were due to stock options granted during the first and second quarter of fiscal 2000 at an exercise price less than the fair market value of our common stock on the grant date. The total deferred stock-based compensation recorded for the three months and six months ended March 31, 2000 were $125,000 and $1.7 million respectively. The remaining compensation will be amortized by charges to operations over the vesting periods of the options, generally straight-line over four years.

INCOME TAX BENEFIT

         The Company recorded income tax benefits of $48,000 and $116,000 for the three months and six months ended March 31, 2000 respectively. These amounts represent the benefit to be realized from Phoenix for the income tax effect of our losses subsequent to November 30, 1999. Prior to the Company's capitalization on November 30, 1999, the Company operated as a division of Phoenix, and the net losses incurred were included in income tax returns filed or to be filed by Phoenix. Therefore, no tax benefit prior to November 30, 1999 was recognized.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs and capital expenditures to support our revenue growth. Prior to the Company's initial public offering in March 2000, Phoenix performed cash management services and provided the funds necessary to satisfy our working capital requirements. As of March 31, 2000, the Company's sources of liquidity include cash, cash equivalents, short-term investments, other marketable securities of $40.0 million and a $5.0 million unsecured line of credit with a commercial bank that expires in January 2001. There were no borrowings outstanding under the credit facility at March 31, 2000.

         Cash used in operating activities was $3.2 million for the six months ended March 31, 2000 and $3.9 million for the six months ended March 31, 1999. Cash provided by operating activities during the six months ended March 31, 2000 was primarily attributable an increase in the intercompany payable to Phoenix, depreciation and amortization and stock-based compensation, offset by a net loss, an increase in accounts receivable, and decreases in payroll and related liabilities and other accrued liabilities. Cash used in operating activities during the six months ended March 31, 1999 was primarily attributable to a net loss and an increase in accounts receivable due to increased revenue, offset in part by depreciation and amortization.

         Cash used in investing activities was $44,000 and $564,000 for the six months ended March 31, 2000 and 1999. Cash used in both periods was primarily due to purchases of computer equipment. Cash used in the six months ended March 31, 1999 also included additions to computer software costs.

         Net cash provided by financing activities was $36.9 million and $4.5 million for the six months ended March 31, 2000 and 1999. Net cash provided for the six months ended March 31, 2000 related to the proceeds from the Company's initial public offering, partially offset by a decrease in the net contribution from Phoenix. Net cash provided for the six months ended March 31, 1999 related to capital contributions from Phoenix.

         The Company believes that the net proceeds from the offering, together with cash generated from operations, if any, will be sufficient to meet its operating and capital requirements for at least the next 12 months.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

         INTEREST RATE RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company's investments are in debt instruments of the U.S. Government and its agencies and of high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations, or the Company may suffer a loss in principal if it is forced to sell securities which have declined in market value due to changes in interest rates.

         FOREIGN CURRENCY RISK

         International sales are primarily from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency.

         Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

         INVESTMENT RISK

         The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. If certain of these investments in privately-held companies became marketable equity securities when the investees complete initial public offerings in the future, then they are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

PART  II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 22, 2000, the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters' discounts and commissions of $2.9 million and $1.4 million in related expenses, net proceeds were $37.7 million. All shares of common stock sold in the offering were registered on Form S-1 filed with the SEC (SEC File No. 333-94573) on January 13, 2000, as amended. The SEC declared the Registration Statement effective on March 21, 2000. The managing underwriters were FleetBoston Robertson Stephens Inc., Prudential Securities Incorporated and Needham & Company, Inc.

         Except to the extent that any portion of the net proceeds is used to repay a working capital bridge loan from Phoenix under the Contribution Agreement, no portion of the net proceeds of this offering has been earmarked for any specific purpose. The Company expects to use the net proceeds for general corporate purposes, including working capital, sales and marketing, and research and development. In addition, the Company may use a portion of the net proceeds to acquire complementary products, technologies or companies. Pending use, the net proceeds will be invested in short-term securities.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS.

                      See Exhibit Index on page 15 hereof.

                  (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INSILICON CORPORATION


Date:  MAY 12, 2000                        By:  /s/ WILLIAM E. MEYER
                                                ------------------------------
                                                William E. Meyer
                                                Executive Vice President and
                                                     Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
-------

3.1      Restated Certificate of Incorporation of inSilicon Corporation

3.2      By-Laws of inSilicon Corporation

27       Financial Data Schedule