Form 10-Q
period 2000-06-30
INSILICON CORP
filed 2000-08-14
CIK 1099425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                        Commission file number 000-29513

                              INSILICON CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                              77-0526155
-----------------------------------       -------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)           Identification Number)

               411 East Plumeria Drive, San Jose, California 95134
               ---------------------------------------------------
                  (Address of principal executive offices,
                               including zip code)

                                 (408) 894-1900
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES              X                       NO
                         -------------                         ------------

         As of July 31, 2000 there were 14,085,025 outstanding shares of the Registrant's common stock, $.001 par value.

                              INSILICON CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 2000 and September 30, 1999.........................................................3

              Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended June 30, 2000 and 1999...........................................4

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended June 30, 2000 and 1999.....................................................5

              Notes to Condensed Consolidated Financial Statements.........................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................13


PART  II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds...................................................14

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits....................................................................................14

              Reports on Form 8-K.........................................................................14

PART  I.      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                              INSILICON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                    June 30,         September 30,
                                                                                      2000               1999
                                                                               ----------------  -------------------
                                        Assets                                   (unaudited)
Current assets:
      Cash and cash equivalents                                                     $  36,973                 $  -
      Accounts receivable, net of allowances of $239 at
         June 30, 2000 and $364 at September 30, 1999                                   7,644                5,104
      Other current assets                                                                658                  135
                                                                               ----------------  -------------------
         Total current assets                                                          45,275                5,239

Other marketable securities                                                               838                  838
Property and equipment, net                                                             1,147                1,174
Computer software costs, net                                                            5,419                6,974
Goodwill and other intangible assets, net                                               8,555               10,220
Other assets                                                                                6                   36
                                                                               ----------------  -------------------
      Total assets                                                                  $  61,240             $ 24,481
                                                                               ================  ===================

                     Liabilities and Stockholder's Net Investment/
                                 Stockholders' Equity
Current liabilities:
      Accounts payable                                                              $   1,005              $   205
      Payroll and related liabilities                                                   1,561                1,776
      Deferred revenue                                                                  2,256                1,589
      Payable to Phoenix Technologies Ltd.                                                344                    -
      Accrued merger costs                                                                756                1,560
      Other accrued liabilities                                                         1,522                  502
                                                                               ----------------  -------------------
         Total current liabilities                                                      7,444                5,632

Long-term obligations                                                                   2,442                   45

Commitments and contingencies

Stockholder's net investment /stockholders' equity:
      Preferred stock, par value $0.001; 15,000 shares authorized,
         none outstanding                                                                  -                    -
      Common stock, par value $0.001; 100,000 shares authorized,
         14,072 shares issued and outstanding at June 30, 2000                             14                   -
      Additional paid-in capital                                                       77,027                   -
      Net contribution from stockholder                                                    -                41,632
      Deferred stock-based compensation                                                (1,242)                  -
      Accumulated deficit                                                             (24,459)             (22,828)
      Accumulated translation adjustment                                                   14                    -
                                                                               ----------------  -------------------
         Total stockholder's net investment/stockholders' equity                       51,354               18,804
                                                                               ----------------  -------------------
      Total liabilities and stockholder's net
      investment/stockholders'
         equity                                                                     $  61,240             $ 24,481
                                                                               ================  ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                        June 30,                       June 30,
                                                               -------------------------    ----------------------------
                                                                     2000          1999           2000             1999
                                                               -----------    ----------    -----------     ------------
Revenue:
      License fees (1)                                            $5,710      $  3,270       $ 14,155          $10,950
      Services                                                     1,101           882          3,751            2,993
                                                               -----------    ----------    -----------     ------------
     Total revenue                                                 6,811         4,152         17,906           13,943

Cost of revenue:
     License fees                                                    606            61          1,466              493
     Services                                                        202           267            804              605
     Amortization of purchased technology                            314           533            942            1,599
                                                               -----------    ----------    -----------     ------------
     Total cost of revenue                                         1,122           861          3,212            2,697
                                                               -----------    ----------    -----------     ------------

Gross margin                                                       5,689         3,291         14,694           11,246

Operating expenses:
     Research and development                                      1,797         2,335          5,798            6,874
     Sales and marketing                                           2,669         1,475          6,407            4,807
     General and administrative                                      795           809          2,399            2,386
     Amortization of intangible assets                               555           555          1,665            1,665
     Stock-based compensation                                        118            -             479               -
     Restructuring charge                                             -            188             -               274
                                                               -----------    ----------    -----------     ------------
     Total operating expenses                                      5,934         5,362         16,748           16,006

Loss from operations                                                (245)       (2,071)        (2,054)          (4,760)

Interest and other income, net                                       644            -             669               -
                                                               -----------    ----------    -----------     ------------
Income (loss) before income taxes                                    399        (2,071)        (1,385)          (4,760)
Provision for income taxes                                           362            -             246                -
                                                               -----------    ----------    -----------     ------------

Net income (loss)                                                   $ 37      $ (2,071)      $ (1,631)        $ (4,760)
                                                               ===========    ==========    ===========     ============

Net income (loss) per share (pro forma for the nine-month
     period)
         Basic                                                      $ -                       $ (0.14)
                                                               ===========                  ===========
         Diluted                                                    $ -                       $ (0.14)
                                                               ===========                  ===========

Shares used in per share calculation (pro forma for the nine-month period):

         Basic                                                    14,056                       11,756
                                                               ===========                  ===========
         Diluted                                                  14,737                       11,756
                                                               ===========                  ===========

(1) Includes related party revenue from Phoenix
     Technologies Ltd.                                             $ 283      $    -        $     685         $    -
                                                               ===========    ==========    ===========     ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                                June 30
                                                                                     ---------------------------
                                                                                           2000          1999
                                                                                     -------------  ------------
Cash flows from operating activities:
     Net loss                                                                          $ (1,631)     $ (4,760)
     Reconciliation of net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                    3,744         4,052
         Stock-based compensation                                                           479             -
         Change in operating assets and liabilities:
              Accounts receivable                                                        (2,540)       (2,011)
              Other assets                                                                 (493)          124
              Accounts payable                                                              800          (696)
              Payroll and related liabilities                                              (215)          245
              Deferred revenue                                                              667           230
              Payable to Phoenix Technologies Ltd.                                          344             -
              Other accrued liabilities                                                     216          (817)
              Long term obligations                                                        (339)           51
                                                                                     -------------  ------------
                  Total adjustments                                                       2,663         1,178
                                                                                     -------------  ------------
         Net cash provided by (used in) operating activities                              1,032        (3,582)
                                                                                     -------------  ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                   (418)         (209)
     Additions to computer software costs                                                   (79)         (657)
                                                                                     -------------  ------------
         Net cash used in investing activities                                             (497)         (866)
                                                                                     -------------  ------------

Cash flows from financing activities:
     Increase (decrease) in net contribution from stockholder                            (1,529)        4,448
     Proceeds from stock purchases under stock option and
           stock purchase plans                                                             785             -
     Proceeds from initial public offering of common stock, net                          37,168             -
                                                                                     -------------  ------------
         Net cash provided by financing activities                                       36,424         4,448
                                                                                     -------------  ------------

Effect of exchange rate changes on cash and cash equivalents                                 14             -
                                                                                     -------------  ------------
Net increase in cash and cash equivalents                                                36,973             -
Cash and cash equivalents at beginning of period                                              -             -
                                                                                     -------------  ------------
Cash and cash equivalents at end of period                                              $36,973         $   -
                                                                                     =============  ============

Supplemental disclosure of cash flow information:
     Deferred stock-based compensation                                                    1,721             -
     Issuance of common and preferred stock upon
           capitalization, net of deferred taxes                                          2,736             -


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or for any other future period.

         The Company was incorporated in November 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix") and all cash provided by Phoenix was recorded as equity contributions from Phoenix in these consolidated financial statements. From November 1999 until the Company's initial public offering in March 2000, the Company's cash requirements were provided by Phoenix in the form of a working capital loan. The Company's condensed consolidated financial statements have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company and certain liabilities that are not specifically identifiable, for which estimates have been used to allocate a portion of Phoenix's liabilities to the Company. Until March 2000, cash management for the Company was performed by Phoenix on a centralized basis.


NOTE 2.    INITIAL PUBLIC OFFERING OF COMMON STOCK

         On March 22, 2000, the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters' discounts and commissions of $2.9 million and $1.9 million in related expenses, net proceeds were $37.2 million.


NOTE 3.     NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as of October 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which outlines the Staff's position on various revenue recognition issues. The Company will adopt SAB 101 no later than the fourth quarter of fiscal 2001. The Company does not believe that the adoption of SAB 101 will materially impact the Company's financial position, results of operations or cash flows.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except requirements regarding certain events that occur after December 15, 1998 or January 12, 2000 but before the effective date should be applied prospectively. Management does not believe that the adoption of FIN 44 as of July 1, 2000, will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4.     EARNINGS PER SHARE

         Prior to November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, fiscal 1999 net loss per share amounts have not been presented in the consolidated financial statements. Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. In periods in which a net loss is generated, the Company does not include the effects of outstanding options and warrants when calculating diluted net loss per share, as their inclusion would be anti-dilutive. If the Company had reported net income for the nine month period ended June 30, 2000, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 778,780 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method).

NOTE 5.     COMPREHENSIVE INCOME (LOSS)

          The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. The Company adopted SFAS 130 effective October 1, 1998. Total comprehensive income (losses) were not materially different from net income (losses) incurred for all periods presented.


NOTE 6.     SEGMENT REPORTING

         The Company evaluates geographic segment performance based on revenue. Revenue by geographic region for the three months and nine months ended June 30, 2000 and 1999, was as follows (IN THOUSANDS):

                                                 Three Months Ended           Nine Months Ended
                                                       June 30,                   June 30,
                                              ---------------------------  ---------------------------
                                                     2000         1999            2000         1999
                                              -------------- ------------  -------------- -----------
         North America                              $4,037       $3,059        $ 11,031     $ 10,082
         Asia                                        2,128          819           5,082        2,624
         Europe                                        646          274           1,793        1,237
                                              -------------- ------------  -------------- ------------
                  Total revenue                     $6,811       $4,152        $ 17,906     $ 13,943
                                              ============== ============  ============== ============

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 7.     RELATED PARTY TRANSACTIONS

          Following the completion of the Company's initial public offering, Phoenix owned approximately 74% of the Company's outstanding common stock. The combined impact on the consolidated statements of operations of all related party transactions with Phoenix is summarized below (IN THOUSANDS):

                                                                 Three Months Ended          Nine Months Ended
                                                                       June 30,                  June 30,
                                                              --------------------------  ---------------------------
                                                                    2000         1999          2000         1999
                                                              --------------------------  ------------ --------------
COSTS AND EXPENSES THROUGH OCTOBER 1999 REPRESENT-
   ING ALLOCATIONS FROM PHOENIX:

         Research and development                                  $   -        $  396        $  321        $ 1,323
         Sales and marketing                                           -           729           293          2,544
         General and administrative                                    -           809           691          2,351
                                                              -------------- ------------  ------------ --------------
         Total costs and expenses                                  $   -        $1,934       $ 1,305        $ 6,218
                                                              ============== ============  ============ ==============

REVENUE,  COSTS AND EXPENSES  BASED UPON THE SERVICES
   AND COST-SHARING  AGREEMENT  AND  TECHNOLOGY
   DISTRIBUTOR AGREEMENT WITH PHOENIX:

     Revenue                                                       $  283       $   -         $  685         $   -

     Costs and expenses:
         Cost of revenue                                              239           -            545             -
         Research and development                                     212           -            469             -
         Sales and marketing                                          147           -            275             -
         General and administrative                                   333           -            524             -
                                                              -------------- ------------  ------------ --------------
         Total costs and expenses                                  $  931       $   -         $1,813         $   -
                                                              ============== ============  ============ ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E AND SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND UNDER THE SECTION ENTITLED "RISK FACTORS" BEGINNING ON PAGE 7 OF THE COMPANY'S FORM S-1 REGISTRATION STATEMENT FILED WITH THE SEC ON JANUARY 13, 2000, AS AMENDED, AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, Phoenix transferred certain assets to inSilicon substantially in exchange for 10,400,000 shares of inSilicon's Series A Preferred Stock and the assumption of certain liabilities. In March 2000, inSilicon completed its initial public offering in which it sold 3,500,000 shares of common stock, which generated net proceeds of $37.2 million. In conjunction with the initial public offering, all shares of Series A Preferred Stock converted on a one-to-one basis into common stock.

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

         Phoenix has provided a number of administrative services to the Company on which it continues to rely. The Company's condensed consolidated financial statements prior to November 30, 1999, were derived from the historical books and records of Phoenix. The consolidated balance sheets include all assets and liabilities directly attributable to inSilicon. The condensed consolidated statements of operations include all revenue and expenses attributable to the Company, including direct charges and allocated costs for shared facilities, functions and services used by the Company and provided by Phoenix. A significant amount of expenses have been allocated to the Company based on Phoenix management's estimate of the proportional benefit of services provided by it. These allocations were generally based on pro rata personnel, revenue generated or costs incurred. You should not consider the historical financial statements of inSilicon to be representative of the operating results, financial position or cash flows to be expected in future periods or what the results of operations, financial position or cash flows would have been had inSilicon been a separate, stand-alone entity during the periods presented.

         The Company entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. This agreement covers various services provided by Phoenix to the Company, and the method by which the Company and Phoenix share certain costs. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix's headquarters and insurance premiums. The amount charged to the Company is equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of inSilicon employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement extended to June 30, 2000 for all services other than accounting which has an initial term that extends to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs that would have terminated as of June 30, 2000. The Company anticipates the extension of the Services and Cost-Sharing Agreement through the second quarter of fiscal 2001. Phoenix or the Company can generally terminate on 30 days' written notice.

REVENUE

         Revenue for the three and nine months ended June 30, 2000 was $6.8 million and $17.9 million, increases of 64% and 28% from $4.2 million and $13.9 million for the comparable periods of fiscal 1999. These increases consist of growth in license fees revenue ($2.4 million and $3.2 million for the three and nine months ended June 30, 2000) and services revenue ($219,000 and $758,000 for the three and nine months ended June 30, 2000). Contributing to the increase in license fees was the growth in the licensing of semiconductor intellectual property by semiconductor and systems companies for their system-on-a-chip designs to meet time-to-market demands. Also contributing to the growth was the increased re-use licenses of semiconductor intellectual property by existing customers and the release of new products during the quarter, including the USB
2.0 device controller. Services revenue also increased due largely to maintenance revenue generated from the Company's growing installed base of customers.

         Revenue by geographic region for the three months and nine months ended June, 2000 and 1999 was as follows (DOLLARS IN THOUSANDS):


                                                                       % of Consolidated
                                           Amount                          Revenue
                                           ------                          -------
   Three months ended June 30:          2000     1999    % CHANGE       2000       1999
                                        ----     ----    --------       ----       ----
North America                        $ 4,037   $ 3,059        32%        59%        73%
Asia                                   2,128       819       160%        31%        20%
Europe                                   646       274       136%        10%         7%
                                     -------   -------               -------    -------
    Total revenue                    $ 6,811   $ 4,152        64%       100%       100%
                                     =======   =======               =======    =======

Nine months ended June 30:
North America                        $11,031   $10,082         9%        62%        72%
Asia                                   5,082     2,624        94%        28%        19%
Europe                                 1,793     1,237        45%        10%         9%
                                     -------   -------               -------    -------
    Total revenue                    $17,906   $13,943        28%       100%       100%
                                     =======   =======               =======    =======


         During the three and nine months ended June 30, 2000, the Company experienced accelerated revenue growth in both Asia and Europe (160% and 136%, respectively) and strong growth in North America (32%) over comparable periods in fiscal 1999. The growth internationally was due to the Company's development of extended direct and indirect market channels throughout Europe and Asia. Domestically, the revenue growth was due to increased market acceptance of intellectual property and an increase in the number of direct sales headcount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GROSS MARGIN

         Gross margin is revenue less cost of revenue. License fee cost of revenue consists primarily of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue includes internal payroll costs and third-party consulting costs associated with providing non-recurring engineering services to customers. Gross margin for the three and nine months ended June 30, 2000 were $5.7 million (or 84% of revenue) and $14.7 million (or 82% of revenue), increases of 73% and 31% from $3.3 million and $11.2 million for the comparable periods of fiscal 1999. These increases were principally due to revenue growth ($2.7 million and $4.0 million in the three- and nine-month periods, respectively).

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three and nine months ended June 30, 2000, declined $538,000 (23%) and $1.1 million (16%) from the comparable periods in fiscal 1999. The declines were principally attributable to two factors: 1) the existence of a large outsourced design contract in the prior year period, and 2) lower headcount. The Company expects research and development expenses to increase in the next two quarters due to projected headcount increases.

         The Company capitalized $79,000 of internal software development costs for the three- and nine-month periods ended June 30, 2000, as compared to $286,311 and $657,340 for the same periods in fiscal 1999. The decline in the amount capitalized was due to an increased proportion of products that have not yet reached technological feasibility.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, as well as direct selling, channel development and other sales activities. These costs include direct out-of-pocket and payroll expenses. Sales and marketing expenses for the three months and nine months ended June 30, 2000, increased $1.2 million (81%) and $1.6 million (33%) from the comparable periods in fiscal 1999. These increases were due to increases in direct sales headcount, product marketing headcount and increased variable selling costs due to revenue growth.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These costs entirely represent allocations from Phoenix through October 31, 1999. Beginning November 1, 1999, the date of the Company's incorporation, these costs include both direct administrative costs incurred by the Company and an allocation of costs under the Company's Services and Cost-Sharing Agreement with Phoenix. General and administrative expenses for the three months and nine months ended June 30, 2000, were approximately unchanged from the corresponding periods of fiscal 1999.

 AMORTIZATION OF INTANGIBLE ASSETS

          Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998. Goodwill is being amortized over a six-year period, while other intangible assets are being amortized over three-to six-year periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


STOCK-BASED COMPENSATION

         Stock-based compensation charges for the three months and nine months ended June 30, 2000, were $118,000 and $479,000, respectively. These charges were due to stock options granted during the first and second quarter of fiscal 2000 with exercise prices less than the fair market value of the Company's common stock on the grant date. Deferred stock compensation of $1.7 million was recorded associated with these grants, the remainder of which will be amortized by charges to operations over the vesting periods of the options, generally straight-line over four years.

INCOME TAX BENEFIT

         The Company recorded income tax provisions of $362,000 and $246,000 for the three months and nine months ended June 30, 2000, respectively. For the nine-month period ended June 30, 2000, the amount includes the benefit to be realized from Phoenix for the income tax effect of our losses subsequent to November 30, 1999 but prior to our initial public offering. During this period, the Company was wholly-owned by Phoenix, and, in accordance with the Tax Sharing Agreement between the companies, the tax effect of these losses is reimbursable to the Company by Phoenix.

LIQUIDITY AND CAPITAL RESOURCES

         inSilicon's principal capital requirements are to fund working capital needs and capital expenditures to support our revenue growth. Prior to the Company's initial public offering in March 2000, Phoenix performed cash management services and provided the funds necessary to satisfy our working capital requirements. Subsequent to the initial public offering, the management of working capital is now the responsibility of the Company. As of June 30, 2000, the Company's sources of liquidity include cash, cash equivalents, short-term investments and other marketable securities of $37.0 million. Additionally, the Company has a $5.0 million unsecured line of credit with a commercial bank that expires in January 2001. There were no borrowings outstanding under the credit facility at June 30, 2000.

         Cash provided by operating activities was $1.0 million for the nine months ended June 30, 2000, as compared to cash used of $3.6 million for the nine months ended June 30, 1999. Cash provided by operating activities during the nine months ended June 30, 2000, included the impact of increases in accounts payable, deferred revenue, and stock-based compensation, offset by a net loss, increases in accounts receivable and other assets and a decrease in payroll and related liabilities. Cash used in operating activities during the nine months ended June 30, 1999, was primarily attributable to a net loss and an increase in accounts receivable due to increased revenue, offset in part by non-cash depreciation and amortization.

         Cash used in investing activities was $497,000 and $866,000 for the nine months ended June 30, 2000 and 1999. Cash used in both periods was primarily due to purchases of computer equipment and software applications and additions to computer software costs.

         Net cash provided by financing activities was $36.4 million and $4.4 million for the nine months ended June 30, 2000 and 1999. Net cash provided for the nine months ended June 30, 2000, related to the proceeds from the Company's initial public offering, partially offset by a decrease in the net contribution from Phoenix. Net cash provided for the nine months ended June 30, 1999, related to capital contributions from Phoenix.

         The Company believes that its present liquid assets will be sufficient to meet its operating and capital requirements for at least the next 12 months.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

         INTEREST RATE RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company's investments are in debt instruments of the U.S. Government and its agencies and in high quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations, or the Company may suffer a loss in principal if it is forced to sell securities which have declined in market value due to changes in interest rates.

         FOREIGN CURRENCY RISK

         Certain international sales are recorded in the Company's foreign sales subsidiaries and are denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency and correspondingly all foreign subsidiaries use the local currency as their functional currency.

         The Company's international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which license fees or commissions are paid from the United States company to the foreign sales subsidiaries. Generally, these amounts are due and payable in US dollars. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars at current rates of exchange on consolidation. As exchange rates vary, these results, when translated at current rates, may vary from expectations and adversely impact overall expected profitability.

         INVESTMENT RISK

         The Company has invested in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as the Company's ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

PART  II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 22, 2000 the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters' discounts and commissions of $2.9 million and $1.9 million in related expenses, net proceeds were $37.2 million. All shares of common stock sold in the offering were registered on Form S-1 filed with the SEC (SEC File No. 333-94573) on January 13, 2000, as amended. The SEC declared the Registration Statement effective on March 21, 2000. The managing underwriters were FleetBoston Robertson Stephens Inc., Prudential Securities Incorporated and Needham & Company, Inc.

         During the quarter ended June 30, 2000, the Company used proceeds from the initial public offering to pay down the majority of its working capital bridge loan with Phoenix. The remaining net proceeds will be used for general corporate purposes, including working capital, sales and marketing, and research and development. Additionally, the Company may use a portion of the net proceeds to acquire complementary products, technologies or companies. Pending use, the net proceeds will be invested in short-term securities.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits.
                       ---------

                       See Exhibit Index on page 15 hereof.

              (b)      Reports on Form 8-K.
                       --------------------

                       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSILICON CORPORATION


Date:  August 14, 2000                    By:  /s/ WILLIAM E. MEYER
       ---------------                         --------------------
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

27       Financial Data Schedule