Form 10-K405
period 2000-09-30
INSILICON CORP
filed 2000-12-21
CIK 1099425

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period __________ to __________.

                        Commission file number 000-29513
                                               ---------

                              INSILICON CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    77-0526155
                --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

               411 East Plumeria Drive, San Jose, California 95134
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 894-1900
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                          -----------------------------
                              (Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2000, was $21,784,588 based upon the last reported sales price of the common stock on the Nasdaq National Market.

The number of shares of the registrant's Common Stock outstanding as of November 30, 2000 was 14,188,624.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, our plans to make acquisitions or strategic investments, our expectation of increased sales to original equipment manufacturers, and our plans to improve and enhance existing products and develop new products.

      The forward-looking statements of inSilicon are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, increased costs as a result from our separation from Phoenix, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to integrate acquisitions and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1. BUSINESS

Overview

      inSilicon Corporation ("inSilicon") is a leading provider of communications platforms that are used by semiconductor and systems companies to design the complex semiconductors called systems-on-a-chip that are critical components of digital devices. Over 450 customers use our communications technology in hundreds of different digital devices ranging from network routers to cellular phones. Our modular approach emphasizes customer-proven reusable semiconductor intellectual property that focus on communications and connectivity, and are compatible with a wide range of microprocessor designs. Semiconductor and systems companies integrate our communications technology into their overall semiconductor designs, saving time and money and allowing them to focus on their core competencies that differentiate their products. By integrating our communications technology into their complex designs, our customers are better able to solve the widening "design gap" caused by the difficulty of designing complex systems-on-a-chip in the time necessary to get to market with their products.

      Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, Phoenix transferred certain assets to us substantially in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We successfully completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of September 30, 2000, Phoenix owned 10.4 million shares of our common stock (73.6% of our total outstanding shares).

Recent Developments

      In November 2000, we entered into an agreement to acquire Xentec. Inc. ("Xentec"), a privately-held developer of analog and mixed-signal intellectual property. Under the terms of the Xentec agreement, we issued 634,056 shares of common stock and assumed options to purchase an additional 96,004 shares of common stock in exchange for all outstanding Xentec shares and options as of the date of closing, which was December 18, 2000. Also, we will issue up to an additional

415,000 shares of common stock to the selling stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. The Xentec acquisition will be accounted for as a purchase.

      Also in November 2000, we entered into an agreement to acquire the wireless design group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, we will pay $1,530,000 over a 12-month period to acquire certain Bluetooth baseband technology under development by HD Lab. We also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab.

Industry Background

      The internet is creating the demand for all digital devices to be connected. This demand is generating a proliferation of communications standards and connectivity requirements. Examples of current and emerging standards include Ethernet, USB, IEEE 1394, PCI, HPNA, DSL and Bluetooth. Products that use these standards include corporate networks that use Ethernet; printers and scanners that use USB; digital video cameras that use IEEE 1394; routers, personal computers and notebooks that use PCI; home networks that use HPNA; high speed internet modems that use DSL; and next-generation cellular phones that use Bluetooth.

      The proliferation of these products and their many communications standards is driving the demand for complex semiconductors. Improvements in semiconductor design and manufacturing processes have enabled the integration of entire systems, including microprocessor, communications, logic and memory elements, on a single chip, thus creating a system-on-chip solution.

      A designer of a complex system-on-a-chip needs to design each technology separately and then must ensure that each communicates with each other as well as externally with other devices. Due to the complexity of designing such systems-on-a-chip, the multiplicity of communications standards and time-to-market requirements, the design capabilities of semiconductor and systems companies have not kept pace with the increase in the number of transistors that can be placed on a single chip. Consequently, a significant "design gap" has developed.

      To address the design gap, semiconductor and systems companies are increasingly licensing proven and reusable intellectual property such as microprocessor, communications, logic and memory blocks from merchant semiconductor intellectual property, or SIP, suppliers. The emergence of a merchant SIP market allows semiconductor and systems companies to create differentiated products, reduce development costs, increase functionality and improve time to market. For example, in a report dated August 2000, Dataquest, an independent research firm, estimated that the merchant SIP market as a whole will grow from approximately $600 million in 2000 to nearly $3 billion in 2004.

      Semiconductor and systems companies divert significant time and resources from their core competencies to develop system-on-chip technologies. Moreover, the wide variety of communications standards that have emerged due to the specific requirements of various devices makes it increasingly difficult for these companies to successfully design these crucial communications technologies for their systems-on-a-chip. Consequently, they are unable to develop new products in a cost- and time-effective manner.

The inSilicon Solution

      We provide communications platforms that allow semiconductor and systems companies to focus their development resources on their core competencies that differentiate their products. This improves time to market and reduces risk and development costs in the design of complex systems-on-a-chip, thus narrowing the design gap. We offer:

      o Proven Solutions. We estimate more than 450 companies have implemented our technology in more than 600 integrated circuit designs. Millions of individual products include inSilicon technology. Our technologies have been implemented in over 25 semiconductor fabrication facilities using some of the most advanced semiconductor processing technology, including 0.18 micron process technology. The customer and systems-proven nature of our technologies makes less likely the substantial interoperability issues and costly development delays that our customers might experience from in-house or other third-party designs, thereby reducing risk.

      o A Broad Portfolio of Communications Technology. We provide semiconductor and systems companies with a broad portfolio of communications and connectivity technology. We believe our semiconductor intellectual property fulfills many of the communications technology needs of those companies.

      o Integrated Platform-Based Solutions. We partner with other intellectual property suppliers, which enable us to sell more complete system-on-chip IP platforms. For example, we have redistribution agreements with MIPS Technologies and ARM Holdings that allows us to bundle and sell MIPS processor and ARM integration IP together with our communications technology. With these agreements, we are able to offer more complete IP solutions that enable customers to get to market sooner with fewer suppliers.

      o Integrated Software Solution. For the USB and IEEE 1394 communications standards, we partner with software suppliers for essential software that allow operating systems to communicate with our USB and IEEE 1394 technology. By using this software, semiconductor and systems companies may integrate our technology into their designs in a cost-effective and timely manner.

      o Extensive Test and Verification Tools. We provide our customers with extensive verification and test modules to ensure the functionality of our technology within their designs. This allows our customers to implement our communications technology into their designs with a higher degree of first time success.

      o Portability and Flexibility. We design our semiconductor intellectual property to be foundry independent and easy to use. We use popular hardware languages that fit readily into our customers' design flows, which provides our customers significant manufacturing flexibility. Our Rapidscript(TM) configuration tool and our adoption of VCI facilitate customer integration of our semiconductor property into their system-on-a-chip designs.

      o Standards Leadership. We were the first to market with merchant semiconductor intellectual property solutions for many communications standards including PCI, AGP, USB, IrDA, IEEE 1394 and VCI. We are members of numerous industry standards bodies, including the IEEE 1394 trade association, USB Implementator Forum, Infrared Data Association and PCI Special Interest Group. Our involvement with these bodies helps us stay on the leading edge of evolving standards.

Markets and Applications

      We target high growth markets requiring high performance, quick time to market, design flexibility and compliance with industry standards. The following represent our four primary end user markets, including representative applications using our products within each:

      o Telecommunications and Data Communications. Telecommunications and data communications equipment companies design and manufacture equipment that must comply with many industry standards. For example, communications technologies such as Ethernet, UTOPIA, PCI and USB are used in network switches and routers, network adapters, concentrators, public switched telephone network central office equipment, cable set-top boxes and modems.

      o Consumer Electronics. Consumer electronics devices are rapidly converting to digital methods of signal transmission, processing and storage, and they require standard connectivity interfaces such as IEEE 1394, IrDA, USB, and PCI. For example, digital still cameras, digital video cameras, video games, digital video cassette recorders and DVD players all use such digital transmission technology. New application of this technology is anticipated in digital audio equipment and emerging video devices such as personal video recorders. Additionally, mobile phone and wireless Internet applications are creating the demand for performance enhanced Java technologies.

      o Computers. Computation equipment such as personal computers, workstations and servers require implementation of standard interfaces such as PCI, USB, AGP, IrDA and Ethernet. Our communications technology can be found in standard products and application specific implementations for these types of platforms.

      o Office Automation. Computer peripherals require a means of connection to both their host computer and to larger networks. These connections are generally made with standard interfaces, including USB, Ethernet, IEEE 1394 and IrDA. These interface technologies are used in printers, scanners, keyboards, display terminals, pointing devices, and mass storage devices such as hard disk drives, floppy disk drives, removable media disk drives, tape drives and optical drives.

Products

      Our communications technology includes semiconductor intellectual property and related software. Our semiconductor intellectual property includes a wide variety of standards-based, in addition to proprietary, communications technology. Our semiconductor intellectual property platforms vertically combine many of these technologies into functional blocks tailored for ease of use and faster integration by our customers.

      We supply our technology as Verilog, VHDL or C source code, which are the primary chip design languages in use today. Semiconductor and systems companies then integrate our communications technology into their overall semiconductor designs using electronic design automation tools, such as those provided by Synopsys and Cadence. We use a modular approach that emphasizes silicon-proven reusable, licensable technology and software that are compatible with a wide range of processor designs.

      inSilicon's technologies are outlined in the following chart. Each family consists of our technologies that relate to a specific industry standard.

   ----------------------------------------------------------------------------------------------------------------
       Communications
         Standards                 Technology Families                        Technology Applications
   ----------------------------------------------------------------------------------------------------------------
            AGP            AGP Master, AGP Host and             Accelerated Graphics Port is an interconnect
                           AGP Simulation Models                standard used in high performance graphics for
                                                                personal computers.
   ----------------------------------------------------------------------------------------------------------------
          Ethernet         10/100 Ethernet Media Access         Ethernet is a widely used local area
                           Controller and Ethernet              networking communications standard, used
                           Simulation Model                     in such devices such as modems, cable modems, home
                                                                networking, routers and switches.
   ----------------------------------------------------------------------------------------------------------------
         IEEE 1394         1394 Device Controller Link, 1394    IEEE 1394 is a high-speed digital interface
                           A/V Link, 1394 Cable Phy and 1394    standard used in digital cameras, audio-visual
                           Simulation Model.                    disk drives and scanners.
   ----------------------------------------------------------------------------------------------------------------
            IrDA           VFIR and VFIR Simulation Model,      IrDA is a wireless standard that enables
                           IrDA and IrDA Simulation Model       communication between appliances across short
                                                                distances. It is used in mobile phones, handheld
                                                                and laptop computers and electronic games.
   ----------------------------------------------------------------------------------------------------------------
         Java(TM)          JVX(TM) Java Accelerator             JVX is a proprietary hardware and software
        Technology                                              solution that accelerates applications written in
                                                                the Java programming language. JVX is primarily
                                                                targeted for wireless Internet
   ----------------------------------------------------------------------------------------------------------------

   ----------------------------------------------------------------------------------------------------------------
       Communications
         Standards                 Technology Families                        Technology Applications
   ----------------------------------------------------------------------------------------------------------------
                                                                applications.
   ----------------------------------------------------------------------------------------------------------------
            PCI            PCI Suite and PCI Simulation Model   Peripheral Component Interconnect is an internal
                                                                communications standard that connects various
                                                                elements of computer systems to each other.  It is
                                                                used in many computers as well as in embedded
                                                                systems.
   ----------------------------------------------------------------------------------------------------------------
           PCI-X           PCI-X and PCI-X Simulation Model     PCI-X is the latest revision of the PCI standard.
                                                                It is used in many high performance computing
                                                                applications, including multiprocessor servers,
                                                                communications switches and routers and storage
                                                                area networks.
   ----------------------------------------------------------------------------------------------------------------
            USB            USB PHY, USB OHCI Host               Universal Serial Bus is a standard designed to
                           Controller, USB Hub, USB             simplify connections between personal
                           Device Controller                    computers and peripheral devices, such as
                                                                printers, digital cameras and scanners.
   ----------------------------------------------------------------------------------------------------------------
           UTOPIA          DMA UTOPIA Controller and            UTOPIA is a broadband interface widely used in
                           Simulation Model                     Asynchronous Transfer Mode (ATM) communications,
                                                                network processors, and DSL chipsets.
   ----------------------------------------------------------------------------------------------------------------
            VCI            TymeWare(TM) VCI                     Virtual Component Interface is a standard
                                                                interface that simplifies the mix-and-match of
                                                                semiconductor intellectual property.  Our
                                                                TymeWare(TM) VCI enables integration of multiple
                                                                communications standards.
   ----------------------------------------------------------------------------------------------------------------

Research and Development

      Our research and development costs in fiscal years 2000, 1999, and 1998 were $7.8 million, $9.1 million, and $2.9 million, respectively. Research and development expenditures decreased in fiscal year 2000 as a result of a decrease in compensation and related benefits due to decreased personnel and the completion of a significant outsource design contract, partially offset by a decrease in research and development cost capitalized under Statement of Financial Accounting Standards, or SFAS, 86. In order to maintain a leading position as a merchant semiconductor intellectual property provider in emerging communications and connectivity standards, we expect that these costs will increase in the future. At October 31, 2000, we had 41 employees engaged in research and development. We expect to identify and hire additional highly skilled technical personnel in fiscal year 2001 to staff our anticipated research and development activities.

Sales and Marketing

      We focus our sales efforts in the following areas: direct sales; indirect sales through application specific integrated circuit, or ASIC, manufacturers and authorized design centers; and internet distribution. For further discussion on financial information about geographic areas and segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 11 to the Consolidated Financial Statements.

      Direct Sales. We maintain a direct worldwide sales network consisting of our own employees and a limited number of sales representatives and field applications engineers. The sales force's primary responsibility is to secure and maintain direct account relationships with semiconductor and systems companies. We have over 450 customers for which the sales force maintains the relationship. We document these relationships with a technology license agreement for the first purchase. For subsequent purchases from existing customers, we generally obtain a customer purchase order for the desired technology under the terms of the license agreement or an amendment to the license agreement. The sales force is distributed in key geographic areas around the world with employees in the following locations: Atlanta; Austin; Boston; Irvine; San Jose; Geneva, Switzerland; London, England; Munich, Germany; and Tokyo, Japan. In addition, we have a distribution agreement with Phoenix covering Hong Kong, Japan, Korea, Singapore and Taiwan.

      Indirect Sales. In addition to the direct sales force, we also use a number of indirect sales channels. As of September 30, 2000, we entered into thirty-seven indirect channel partnership agreements. Our channel partners include:

      o ASIC Manufacturers. Application specific integrated circuit, or ASIC, manufacturers provide customized build-to-order chips to their customers. Several ASIC manufacturers have access to our technology and are able to license our products directly to their customers and include our communications technology in their complex semiconductors. We receive revenues from the ASIC vendors for each of our technologies that are used in a customer chip.

      o Authorized Design Centers. Our authorized design center program provides access to our communications technologies to enable design houses to develop expertise with our semiconductor intellectual property. This encourages design houses to incorporate our semiconductor intellectual property when they design custom semiconductors for their customers. We receive revenue from customers who are referred to us by our design center partners.

      Internet Distribution. In addition, we allow semiconductor designers to download and test, via the internet, encrypted versions of our technology before committing to any economic arrangement.

      Revenue Model. We currently generate the majority of our revenue from four sources:

      o Initial License Fees. Initial fees are generally associated with the license of our technology to a customer at a specified design location for a single customer semiconductor design. The amount of the initial fee depends on the type and number of our technologies included in the design, generally ranging from $50,000 to $1,000,000 per customer design.

      o Reuse License Fees. Reuse fees are associated with the license of one or more of our technologies for a follow-on design at a customer location that has incurred and paid an initial license fee. The amount of the reuse fee generally ranges from 20% to 40% of the amount of the initial license fee.

      o Maintenance Fees. Maintenance fees entitle the customer to periodic bug fixes and code updates over the term of the maintenance contract, generally one year. The amount of maintenance fee averages 15% of the associated license fee.

      o Royalties. Royalties are per copy fees due by customers within a specified period after customer shipment of semiconductors that include our technology. The semiconductor design cycles of our customers are sometimes two years or longer, and therefore royalties may not be collected until two or more years after the signing of a customer contract and the billing and collection of the related initial fee.

Customers

      We have developed a strong customer base among semiconductor and systems companies that use our communications technology to design complex semiconductors. Our top ten customers for fiscal year 2000, listed alphabetically, excluding related party revenue from Phoenix were as follows:
Agilent Technologies, Alchemy, Broadcom, C-Cube, Fujitsu, Hewlett-Packard, Hitachi, Intel, Pitney Bowes, and ST Microelectronics. These top customers represented less than four percent of our total revenue in fiscal year 2000. The following chart provides a representative list of our major customers and some of the applications in each industry in which customers use our technology.

-------------------------- ---------------------------- -----------------------------------------
        Industry               Example Application                 Selected Customers
-------------------------- ---------------------------- -----------------------------------------
Communications             ATM Traffic Processor,       Alcatel
                           Backbone Router, Cable       Broadcom
                           Modem, DSL Modem,            Cisco
                           Encryption Processor,        Intel
                           Gigabit Servicer Adapter,    Maker Communications
                           Gigabit Switch, Multilayer   NEC
                           Communications Switch,       Siemens
                           Network Adapter, Satellite   Telocity
                           Receiver and Terabit Router
-------------------------- ---------------------------- -----------------------------------------
Consumer                   AutoPC, Cell Phone,          Agilent
                           Digital Still Camera,        Alchemy
                           Digital Video Camera,        C-Cube
                           Internet Audio, Personal     Motorola
                           Digital Assistant, Set-top   Qualcomm
                           Box and Smart Card Reader    Sony
                                                        ST Microelectronics
                                                        WebTV (Microsoft)
-------------------------- ---------------------------- -----------------------------------------
Computer                   Embedded Microprocessor,     AMD
                           Laptop Computer, RISC        Fujitsu
                           Processor, Server            Hitachi
                           Processor Interconnect,      Intel
                           Super I/O Chip,              Lucent
                           Microprocessor and USB       SMSC
                           Controller                   Toshiba
-------------------------- ---------------------------- -----------------------------------------
Office Automation          3-D Digital Audio, Floppy    Creative Labs
                           Disk Drive, Inkjet           Hewlett-Packard
                           Printer, Laser Printer,      iOmega
                           Page Scanner, PC Audio       Pitney Bowes
                           Card, PC Video Camera and    Yamaha
                           Removable Disk Drive
-------------------------- ---------------------------- -----------------------------------------

Competition

      We are one of the top five merchant IP companies, according to an October 2000 report by Dataquest, holding a leading position in the highest volume segment of system-on-chip technology. The other top vendors include ARM Holdings, Aware, Inc., MIPS Technologies and Rambus, Inc. Our industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant semiconductor intellectual property, or SIP, suppliers, such as the Mentor Graphics' Inventra Division, Synopsys, Enthink and VAutomation; and suppliers of application specific integrated circuits, or ASICs, such as LSI Logic, and the ASIC divisions of IBM, Lucent, Toshiba and NEC. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and Hewlett-Packard. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix, Sican and the Tality service division of Cadence, also provide competition. These companies generally build a portfolio of internally developed SIP over time and then re-use that SIP as applicable in new service projects in order to gain productivity leverage. For firmware, our primary competitors are in-house research and development departments of system companies and small privately-held companies. As we introduce new SIP technologies, we will face competition from both existing SIP suppliers and new SIP suppliers that we anticipate will enter the market. We also may face competition from new suppliers of technologies based on new or emerging standards.

      We believe that important competitive factors in our market include: performance; functionality; customizability; length of development cycle; price; compatibility with prevailing design methodologies; interoperability with other devices or subsystems; ease of use; reputation for successful designs and installed base; technical service and support; technical training; configurability of technologies for specific designs; and regional sales and technical support.

Proprietary Technology and Intellectual Property

      We rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret, and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.

      As of October 31, 2000, we had applications for six U.S. patents on file with the United States Patent and Trademark Office, or USPTO, and nine draft applications in the various stages of review in preparation for filing with the USPTO. To date, the USPTO has issued three patents. Also as of October 31, 2000, we had filed three foreign applications under the Patent Cooperation Treaty and had two national filings in place for those countries which are not members. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents.

      We protect the source code of our products as both trade secrets and unpublished copyrighted works. We license the source code to our customers for limited uses and maintain contractual controls over the use of our software products. Wide dissemination of our software products makes protection of our proprietary rights difficult, particularly outside the United States.

      We protect our trade secrets and other proprietary information through nondisclosure agreements with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.

      From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Although we believe that our products do not infringe on any copyright or other proprietary rights of third parties, there are currently significant legal uncertainties relating to the application of copyright and patent law in the field of software.

Employees

      As of October 31, 2000, we had 91 employees, including 20 in sales, 15 in marketing, 41 in research and development and 15 in general and administrative functions. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union and we believe our employee relations are good.

ITEM 2. PROPERTIES

      Our executive, administrative and technical offices currently occupy approximately 22,000 square feet in a building leased by Phoenix in San Jose, California, pursuant to a month-to-month service agreement. In November 2000, our sales and marketing functions relocated to a small office facility in San Jose, California under a sublease of less than two years. We expect in the future to move to separate offices in the Silicon Valley area. We believe these facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      inSilicon is not a party to any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

      None.

EXECUTIVE OFFICERS OF INSILICON CORPORATION

      The executive officers of inSilicon, each of whom serve at the discretion of the Board of Directors, as of the filing date of this Form 10-K are as follows:

      Name                    Age    Position
      ----                    ---    --------
      Wayne C. Cantwell        35    President and Chief Executive Officer
      Barry A. Hoberman        42    Executive Vice President and Chief Technical Officer
      William E. Meyer         38    Executive Vice President and Chief Financial Officer
      Joseph Hustein           53    Vice President and General Counsel
      Anand C. Naidu           47    Vice President of Internet Products
      Robert G. Nalesnik       42    Vice President of Marketing
      Matthew Raggett          40    Vice President, Worldwide Sales
      Allan Strong             42    Vice President of Engineering

WAYNE C. CANTWELL has served as our President and Chief Executive Officer since our incorporation in November 1999. Mr. Cantwell served as Senior Vice President and General Manager of Phoenix's Semiconductor IP Division from July 1999 to November 1999. He was Vice President and General Manager, Worldwide Field Operations, for Phoenix from November 1998 to July 1999; Vice President and General Manager, North American Operations, from March 1998 to October 1998; Vice President, Asia/America Operations, from September 1997 to March 1998; and General Manager, Asia Operations, from January 1996 to August 1997. Prior to that, Mr. Cantwell held various sales, sales management and general management roles with Phoenix since joining Phoenix in March 1991. Prior to that, Mr. Cantwell held various roles in sales and engineering at Intel and NEC Technologies. He received a B.S. in Electrical Engineering from DeVry Institute of Technology.

BARRY A. HOBERMAN has served as our Executive Vice President and Chief Technical Officer since November 1999. Prior to November 1999, Mr. Hoberman was Vice President of Phoenix's Semiconductor IP Division from April 1999 to November 1999, and the Senior Director of the same division from May 1996 to March 1999. Prior to that, he was Product Line Director at Advanced Micro Devices, a semiconductor manufacturer, from October 1987 to May 1996. Previously, he held various roles in product management and development at Advanced Micro Devices and Monolithic Memories. Mr. Hoberman has been issued 13 U.S. patents. He received a B.S. in Electrical Engineering and a B.S. in Biology from the Massachusetts Institute of Technology, and has done graduate work in Electrical Engineering at Stanford University.

WILLIAM E. MEYER has served as our Executive Vice President and Chief Financial Officer since December 1999. He was also a Director of inSilicon from our incorporation in November 1999 until February 2000. He was Phoenix's Chief Financial Officer from June 1999 to December 1999. He served as Phoenix's Vice President of Finance and Controller from February 1998 to June 1999. Mr. Meyer was Vice President and Corporate Controller for Microprose, a developer of entertainment software, from November 1995 to February 1998. He served as Vice President of Finance and Chief Financial Officer for SBT Accounting Systems, a developer of accounting software applications, from 1992 to 1995. Prior to that, Mr. Meyer held various positions with Arthur Andersen. He is a Certified Public Accountant and received a B.S. in Accounting from California State University at Sacramento.

JOSEPH E. HUSTEIN has served as our Vice President, General Counsel and Corporate Secretary since October 2000. Prior to joining inSilicon, he was in his own private law practice from October 1999 to September 2000; was a founder and Vice President of Vivasmart.com from April 1999 to October 1999. He was the Vice President of Business Development and General Counsel at GEC Plessey Semiconductors, Inc. from 1993 until 1998, and continued as Vice President and General Counsel of Mitel Semiconductor Inc. after its acquisition of GEC Plessey until January 1999. Prior experience includes private law practice at Fenwick & West in Palo Alto and engineering in the US Space Program. He received a B.F.A. in Industrial Design from the University of Kansas, a B.S. in Electrical Engineering equivalency certificate through the US Air Force, an M.S. in Systems Management from the University of Southern California, and a J.D. in Law from the University of the Pacific.

ANAND C. NAIDU has served as our Vice President of Internet Products since November 1999. He has also served as the Vice President of Internet Products of Phoenix's Semiconductor IP Division from October 1999 to November 1999; was the Senior Director of Worldwide Sales in Phoenix's Semiconductor IP Division from July 1999 to October 1999; and Director of Business Development from September 1998 to July 1999. Mr. Naidu was a co-founder of Sand Microelectronics, Inc. in 1991 and served as Sand's President and Chief Executive Officer until Phoenix acquired Sand in September 1998. Prior to founding Sand, he was President of Silicon Platforms. Mr. Naidu also held key marketing and development management positions at Western Digital, STC, Intersil, and Rolm. He holds a B.S. and an M.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from the University of Santa Clara.

ROBERT G. NALESNIK has served as our Vice President of Marketing since November 1999 and had held the same position at Phoenix's Semiconductor IP Division from October 1999 to November 1999. Prior to that, he was Director of Marketing of the Semiconductor IP Division since joining Phoenix in September 1998. He was Vice President of Marketing at Sand from March 1998 until Phoenix acquired it in September 1998. Prior to joining Sand, he was Director of Product Marketing at Actel, a semiconductor manufacturer, from October 1995 to March 1998. Prior to that, he spent five years at VLSI Technology, a semiconductor manufacturer, in various marketing and engineering management roles. He has also held management positions at Compass Design Automation and Fairchild Semiconductor. Mr. Nalesnik holds a B.S. in Electrical Engineering from the Georgia Institute of Technology.

MATTHEW RAGGETT has served as our Vice President, Worldwide Sales and Field Operations since November 1999, and held various sales positions for Phoenix's Semiconductor IP Division since August 1997, most recently Director, North America Sales. Prior to that, he was Director, Western Area Sales for Virtual Chips Corporation, a semiconductor IP company that was acquired by Phoenix, from August 1995 to August 1997. Prior to joining Virtual Chips, he was Director, Business Development at Cadence Design Systems and held various other sales and marketing roles from January 1990 to August 1995. He has also held various sales and marketing positions at National Semiconductor, Fairchild Semiconductor and STC Telecommunications. Mr. Raggett holds a B.S. in Electrical Engineering from Brighton Technical College in the UK.

ALLAN STRONG has served as our Vice President of Engineering since April 2000. Prior to joining inSilicon, he held various management and engineering positions at Hewlett-Packard Co., focusing on server and workstation VLSI design including CPUs, cache controllers, IO controller, bus bridges, and memory controllers. These included Acting Lab Manager, 1999; Section Manager, 1994-1999; Project Manager, 1988-1993; Engineer/Scientist, 1987; various Hardware Development Engineer, 1980-1986. He holds a B.S. in Electrical Engineering from Massachusetts Institute of Technology and a Masters in Computer Science from Stanford University.

     There is no family relationship between any of our executive officers.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol INSN. Prior to our initial public offering on March 23, 2000, there was no public market for our common stock. On the effective date of our initial public offering, the reported last sale price of our common stock was $19.63 per share. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as quoted by the Nasdaq National Market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                            High           Low
                                                            ----           ---
        Fiscal Year  2000:
        ------------------
           Fourth quarter                                $ 25.00         $ 14.00
           Third quarter                                   16.38            5.75
           Second quarter                                  21.88           15.13

      We had 53 stockholders of record as of November 30, 2000. Because most of our common stock is held by brokers and other institutional investors on behalf of stockholders, we are unable to estimate a number of stockholders represented by these record holders. To date, we have paid no cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. In addition, inSilicon's line of credit agreement restricts the payment of cash dividends. See Note 13 to the Consolidated Financial Statements, included herein, for the terms of exercise of stock options and warrants to purchase shares of common stock.

Uses of Proceeds from Registered Securities

      In March 2000, we completed our initial public offering of 3,500,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-94573) declared effective by the Securities and Exchange Commission on March 21, 2000. We have used the net proceeds from our initial public offering to fund working capital and general corporate purposes. The funds that are not being used to fund short-term needs have been placed in temporary investments pending future use.

Recent Sales of Unregistered Securities

      Since its incorporation, inSilicon has sold and issued the following unregistered securities:

      1. On November 15, 1999, inSilicon issued 10 shares of its common stock to Phoenix for an aggregate cash consideration of $1,000.

      2. As of November 30, 1999, inSilicon issued 10,400,000 shares of Series A preferred stock and a warrant to purchase 50,000 shares of common stock at $0.01 per share to Phoenix in consideration for Phoenix's contribution of assets to inSilicon, which shares are warrant were subsequently issued.

      3. As of December 21, 1999, inSilicon issued options to purchase 2,348,844 shares of common stock of inSilicon with a weighted average price of $6.14 per share to a number of employees, directors and consultants of inSilicon.

      4. As of February 10, 2000, inSilicon issued options to purchase 20,000 shares of common stock of inSilicon with a weighted average price of $6.14 per share to a number of employees, directors and consultants of inSilicon.

      5. As of February 29, 2000, inSilicon issued options to purchase 87,950 shares of common stock of inSilicon with a weighted average price of $8.59 per share to a number of employees, directors and consultants of inSilicon.

      6. As of March 1, 2000, inSilicon issued options to purchase 80,900 shares of common stock of inSilicon at $9.00 per share to a number of employees of inSilicon.

      7. As of March 1, 2000, inSilicon issued options to purchase 7,600 shares of common stock of inSilicon at $7.65 per share to a number of an employee of inSilicon.

      8. As of March 13, 2000, inSilicon issued options to purchase 115,800 shares of common stock of inSilicon at $9.00 per share to a number of employees of inSilicon.

      9. As of March 15, 2000, inSilicon issued options to purchase 84,000 shares of common stock of inSilicon at $9.00 per share to a number of employees of inSilicon.

      10. Between March 3, 2000 and March 13, 2000, inSilicon issued 151,320 shares of common stock upon the exercise of options included in paragraph 3 of this item 5 for aggregate cash consideration of $666,462.49.

      The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In addition, certain issuances described in Item 2 were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with inSilicon, to information about inSilicon.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, the notes thereto and the other information contained here-in. The selected consolidated balance sheet data as of September 30, 2000, 1999, 1998 and 1997 and the selected consolidated statement of operations data for the years ended September 30, 2000, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of inSilicon. The selected consolidated balance sheet data as of September 30, 1996 and the selected consolidated statement of operations data for the year ended September 30, 1996, have been derived from unaudited consolidated financial statements of inSilicon. In the opinion of management, these unaudited statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, that we consider necessary for a fair presentation of our financial position and results of operations for these periods.

The historical financial information includes the operations of Sand Microelectronics from September 1998, the date of acquisition. For further discussion on the comparability of the financial information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, the historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we been a separate, stand-alone entity during the periods covered.

Selected Annual Consolidated Financial Data
(In thousands, except per share data)

                                                   For the Years ended September 30,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------     -------    -------    -------
                                                                                     (unaudited)
Revenue:
    License fees                        $ 20,411    $ 14,973     $ 7,304    $ 4,272    $ 2,832
    Services                               5,017       3,982       1,488        839        498
                                        --------    --------     -------    -------    -------
       Total revenue                      25,428      18,955       8,792      5,111      3,330

Gross margin                              21,558      14,994       6,835      3,501      2,666
Merger, acquisition and restructuring         --       6,050       5,778         --        318
    charges
Loss from operations                      (1,903)    (12,082)     (7,101)    (1,986)    (1,232)
Net loss                                  (1,265)    (12,082)     (7,101)    (1,986)    (1,232)
Basic earnings per share                   (0.10)      (1.16)*
Diluted earnings per share                 (0.10)      (1.16)*

* calculated based upon 10.4 million pro forma shares outstanding

                                                  As of September 30,
                                  --------------------------------------------------
                                    2000      1999        1998       1997      1996
                                  -------   --------    --------    ------   -------
                                                                            (unaudited)
Cash and short-term investments   $38,181   $     --    $     --    $   --   $    --
Working capital (deficit)          39,298       (393)     (3,340)      974      (405)
Total assets                       63,710     24,481      31,331     4,505     1,807
Long-term obligations               2,955         45          16        15        35
Stockholders' equity               52,127     18,804      25,412     3,554       491

Selected Unaudited Quarterly Consolidated Financial Data
(In thousands, except per share data)

                                            Fiscal Year 2000, Quarters ended
                                        --------------------------------------
                                        Sep 30    Jun 30     Mar 31    Dec 31
                                        ------   -------    -------    -------
Revenue                                 $7,522   $ 6,811    $ 5,838    $ 5,257
Gross margin                             6,864     5,689      4,823      4,182
Income (loss) from operations              151      (245)      (750)    (1,059)
Net income (loss)                          367        37       (677)      (992)
Earnings (loss) per share - basic         0.03      0.00      (0.06)     (0.10)*
Earnings (loss) per share - diluted       0.02      0.00      (0.06)     (0.10)*

                                                     Fiscal Year 1999, Quarters ended
                                                ----------------------------------------
                                                 Sep 30     Jun 30     Mar 31     Dec 31
                                                -------    -------    -------    -------
Revenue                                         $ 5,012    $ 4,152    $ 4,925    $ 4,866
Gross margin                                      3,748      3,291      3,807      4,148
Merger, acquisition and restructuring charges     5,776        188         --         86
Loss from operations                             (7,322)    (2,071)    (1,374)    (1,315)
Net loss                                         (7,322)    (2,071)    (1,374)    (1,315)
Earnings (loss) per share - basic                 (0.70) *   (0.20) *   (0.13) *   (0.13) *
Earnings (loss) per share - diluted               (0.70) *   (0.20) *   (0.13) *   (0.13) *

* calculated based upon 10.4 million pro forma shares outstanding prior to our capitalization in November 1999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors.

Overview

      We are a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. We provide cores, related silicon subsystems and firmware to over 450 customers that use our technologies in hundreds of different digital devices ranging from network routers to cellular phones.

      Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, Phoenix transferred certain assets to us in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We successfully completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into common stock. As of September 30, 2000, Phoenix owned 10.4 million shares of our common stock (73.6% of our total outstanding shares).

      We have incurred operating and net losses for all fiscal years. These losses have primarily resulted from two factors: research and development and marketing costs incurred in order to generate market share and revenue growth; and charges for restructurings, merger costs, and amortization of acquired intangible assets. See further discussion included in "Business Risks."

      Our consolidated financial statements prior to November 30, 1999, were derived from the historical books and records of Phoenix as follows:

      o The consolidated balance sheets included all assets and liabilities directly attributable to us.

      o The condensed consolidated statements of operations included all revenue and expenses attributable to our operations, including direct charges and allocated costs for shared facilities, functions and services used by us and provided by Phoenix. Our expenses included a significant amount allocated to us based upon Phoenix management's estimate of the proportional benefit of services provided by it. These allocations were generally based on pro rata personnel, revenue generated or costs incurred.

      You should not consider our historical financial statements prior to our capitalization to be representative of the operating results, financial position or cash flows to be expected in future periods or what the results of operations, financial position or cash flows would have been had we been a separate, stand-alone entity during the periods presented.

      At the time of separation from Phoenix, we entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space that we occupy at Phoenix's headquarters and insurance premiums. Our portion of the costs is equal to the aggregate cost of the services for both companies multiplied by a percentage representing the number of our employees to the total number of employees for both companies. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2001. Generally, either party can terminate on 30 days' written notice.

      In September 1998, Phoenix acquired Sand Microelectronics, Inc., a leading supplier of standards-based semiconductor intellectual property, which represented a portion of the business transferred to us. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of Phoenix common stock with a fair value of $2.7 million, approximately 264,000 stock options to purchase Phoenix common stock with a fair value of $1.6 million issued in exchange for Sand stock options, and up to $3.7 million in performance incentives through fiscal year 2001 that we may be required to pay. This transaction was accounted for using the purchase method of accounting and therefore Sand's results of operations are not included within ours before the date of acquisition. Our consolidated balance sheets include the financial position of Sand as of September 30, 1998, and our consolidated operating results include the operating results of Sand after the date of acquisition.

      In connection with the acquisition of Sand, $12.8 million of capitalized software development costs, $9.6 million of goodwill and $2.8 million of other intangible assets were recorded. Amortization of these assets is being recognized on a straight-line basis over three- to six-year periods. See Note 7 of Notes to Consolidated Financial Statements.

      Also in September 1998, Phoenix completed a merger with Award Software International, Inc. As part of Phoenix's transfer to us, we acquired the operations of Award associated with the development and marketing of standards-based firmware. The Award transaction was accounted for as a pooling-of-interests, and the firmware operations of Award were therefore included in our results of operations for all periods presented. These operations accounted for less than 10% of our revenue and operating costs for all periods prior to the merger.

Results of Operations

      The following table includes Consolidated Statements of Operations data as a percentage of total revenue:

                                                     Years ended September 30,
                                                    2000       1999       1998
                                                   -----      -----      -----
Revenue:
    License fees                                    80.3%      79.0%      83.1%
    Services                                        19.7       21.0       16.9
                                                   -----      -----      -----
        Total revenue                              100.0      100.0      100.0

Cost of revenue:
    License fees                                     6.4        5.3       13.9
    Services                                         3.9        4.4        8.4
    Amortization of purchased technology             4.9       11.2         --
                                                   -----      -----      -----
        Total cost of revenue                       15.2       20.9       22.3
                                                   -----      -----      -----
Gross margin                                        84.8       79.1       77.7
Operating expenses:
    Research and development                        30.5       48.0       33.5
    Sales and marketing                             37.4       33.5       43.7
    General and administrative                      13.1       17.7       15.6
    Amortization of intangible assets                8.7       11.7         --
    Stock-based compensation                         2.5         --         --
    Merger and restructuring charges                  --       31.9       65.7
                                                   -----      -----      -----
        Total operating expenses                    92.2      142.8      158.5
                                                   -----      -----      -----
Loss from operations                                (7.4)     (63.7)     (80.8)
Interest income, net                                 4.8         --         --
                                                   -----      -----      -----
Loss before income taxes                            (2.6)     (63.7)     (80.8)
Provision for income taxes                           2.3         --         --
                                                   -----      -----      -----
Net loss                                            (4.9)%    (63.7)%    (80.8)%
                                                   =====      =====      =====

      Revenue. We license software under non-cancelable license agreements and provide related services, including training, non-recurring engineering and product maintenance. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software has been shipped, there are no uncertainties surrounding acceptance, the fees are fixed or determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When we enter into a license agreement with a customer requiring significant customization of the software, we recognize revenue related to the license agreement using contract accounting. Revenue from engineering services is generally recognized on a time-and-materials basis or when contractual milestones are met. Maintenance, which is included in service revenue, consists of support services and periodic updates. Revenue from maintenance agreements is generally recognized ratably over the maintenance period, which is typically one year.

      We adopted the American Institute of Certified Public Accountants' Statement of Position, or SOP, 97-2, "Software Revenue Recognition," as of October 1, 1998. We adopted the American Institute of Certified Public Accountants' SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as of October 1, 1999. SOP 98-9 extended the deferral of the application of certain passages of SOP 97-2 with respect to the fair value of elements in multiple element arrangements. The adoption of SOP 97-2 and SOP 98-9 did not have a material impact on our consolidated financial statements and results of operations, and such adoption is not expected to significantly impact future periods. However, full implementation guidelines for these pronouncements have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the timing of our future revenue recognition.

      Revenue for the year ended September 30, 2000, was $25.4 million, an increase of 34.1% from fiscal year 1999. This increase consisted of growth in license fees revenue ($5.4 million) and services revenue ($1.0 million). Revenue for the year ended September 30, 1999, was $19.0 million, an increase of 115.6% from fiscal year 1998. Contributing to the increases in license fees in both years was the growth in the licensing of semiconductor intellectual property by semiconductor and systems companies for their system-on-a-chip designs to meet time-to-market demands. Also contributing to the growth was an increase in re-use licenses of semiconductor intellectual property by existing customers and the release of new products during the year, including follow-on products for both the USB and PCI standards released in fiscal year 2000. Services revenue increased in both years due to maintenance revenue generated from our growing installed base of customers. Contributing to the fiscal year 1999 revenue increase was the fact that fiscal year 1998 revenue generated by Sand of $6.3 million was not included in the fiscal year 1998 historical operating results. Fiscal year 1999 results reflected a full year of combined operations following the acquisition of Sand.

      No customer accounted for more than 10% of revenue in fiscal years 2000, 1999, or 1998.

      Revenue by geographic region for the three years ended September 30, 2000, 1999 and 1998 was as follows (dollars in thousands):

                           Amount                 % Change      % of Consolidated Revenue
                  2000      1999      1998      2000     1999     2000     1999     1998
                ---------------------------    ---------------   ------------------------
North America   $16,313   $13,515   $ 6,977     20.7%    93.7%    64.2%    71.3%    79.4%
Asia              6,661     3,106     1,313    114.5%   136.6%    26.2%    16.4%    14.9%
Europe            2,454     2,334       502      5.1%   364.9%     9.6%    12.3%     5.7%
                ---------------------------                      ------------------------
Total revenue   $25,428   $18,955   $ 8,792     34.1%   115.6%   100.0%   100.0%   100.0%
                ===========================                      ========================

      During the year ended September 30, 2000, we experienced accelerated revenue growth in Asia and strong growth in North America. The growth in Asia was due to the our development of extended direct and indirect market channels throughout the region, and the growing market acceptance of outsourced intellectual property by Asia customers. Domestically, the revenue growth was due to increased market acceptance, the new product introductions referred to above and an increase in the number of direct sales resources in the region.

      Gross Margin. Gross margin is revenue less cost of revenue. License fee cost of revenue consisted primarily of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue included internal payroll costs and third-party consulting costs associated with providing non-recurring engineering services to customers.

      Gross margin was $21.6 million, $15.0 million and $6.8 million in fiscal years 2000, 1999 and 1998, respectively, increases of 43.8% from fiscal year 1999 to fiscal year 2000 and 119.4% from fiscal year 1998 to fiscal year 1999. The increases in both years were primarily the result of higher revenue ($6.5 million in fiscal year 2000 and $10.2 million in fiscal year 1999). Partially offsetting the fiscal year 1999 increase was $2.1 million of amortization of purchased technology from the acquisition of Sand. The fiscal year 1999 increase also reflects the fact that fiscal year 1998 gross margin of $6.1 million generated by Sand was not included in our fiscal year 1998 historical operating results.

      Research and Development Expenses. Research and development expenses consisted principally of payroll and related costs associated with the development of our semiconductor intellectual property and related software, net of amounts capitalized.

      Research and development expenses were $7.8 million, $9.1 million and $2.9 million in fiscal years 2000, 1999 and 1998, respectively, a decrease of 14.7% from fiscal year 1999 to fiscal year 2000 and an increase of 208.5% from fiscal year 1998 to fiscal year 1999. As a percentage of revenue, research and development expenses were 30.5% in fiscal year 2000, 48.0% in fiscal year 1999 and 33.5% in fiscal year 1998. The fiscal year 2000 decrease primarily reflected a decrease in compensation and related benefits due to decreased personnel and the completion of a significant outsource design contract, partially offset by a decrease in research and development cost capitalized under Statement of Financial Accounting Standards, or SFAS, 86. The fiscal year 1999 increase primarily reflected increases in compensation and related benefits due to increased personnel, allocations from Phoenix, consulting services and depreciation, and a reduction of research and development costs capitalized under SFAS 86. The fiscal year 1999 increase also related to the fact that fiscal year 1998 Sand research and development expenses of $2.2 million were not included in our fiscal year 1998 historical operating results.

      Sales and Marketing Expenses. Sales and marketing expenses consisted of costs related to advertising, public relations, and other marketing, selling and distribution activities. These costs included direct out-of-pocket and payroll expenses, and an allocation from Phoenix of costs associated with corporate marketing programs and field selling activities.

      Sales and marketing expenses were $9.5 million, $6.4 million and $3.8 million in fiscal years 2000, 1999 and 1998, respectively, increases of 50.0% from fiscal year 1999 to fiscal year 2000 and 65.2% from fiscal year 1998 to fiscal year 1999. As a percentage of revenue, sales and marketing expenses amounted to 37.4% in fiscal year 2000, 33.5% in fiscal year 1999 and 43.7% in fiscal year 1998. The fiscal year 2000 increase primarily reflects increases in compensation and related benefits due to increased personnel and increased commissions due to increased revenue. The fiscal year 1999 increase primarily reflected increases in compensation and related benefits due to increased personnel and allocations from Phoenix, partially offset by a decrease in marketing costs and firmware-related sales and marketing costs. The fiscal year 1999 increase also related to the fact that fiscal year 1998 Sand sales and marketing expenses of $1.4 million were not included in our fiscal year 1998 historical operating results.

      General and Administrative Expenses. General and administrative expenses consisted of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These expenses included costs incurred and allocated by Phoenix for all historical periods.

      General and administrative expenses were $3.3 million, and $3.4 million and $1.4 million in fiscal years 2000, 1999 and 1998, respectively, a decrease of 0.8% from fiscal year 1999 to fiscal year 2000 and an increase of 145.9% from fiscal year 1998 to fiscal year 1999. As a percentage of revenue, general and administrative expenses amounted to 13.1% in fiscal year 2000, 17.7% in fiscal year 1999 and 15.6% in fiscal year 1998. The increase in fiscal year 1999 was due to an increase in the headcount-based allocations from Phoenix. The fiscal year 1999 increase also reflects the fact that $793,000 of fiscal year 1998 general and administrative expenses attributable to Sand were not included in our fiscal year 1998 historical operating results.

      Merger and Restructuring Costs. Merger and restructuring charges during the years ended September 30, 1999 and 1998, were as follows:

                                                                Years ended
                                                               September 30,
                                                           ---------------------
(in thousands)                                              1999           1998
------------------------------------------------------     ------         ------
Restructuring                                              $1,195         $   50
Asset write-offs                                            4,855          1,478
In-process research and development                            --          4,250
                                                           ------         ------
                                                           $6,050         $5,778
                                                           ======         ======

      Included in fiscal year 1999 was a restructuring charge of $6.1 million due to the write-off of $4.9 million of capitalized software development costs and approximately $1.2 million of severance and other costs allocated from Phoenix. The capitalized software development cost write-off was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and was related primarily to reduced revenue expectations due to changing market conditions. The severance and other costs allocated from Phoenix related to the elimination of nine Phoenix corporate management positions and three inSilicon positions. The severance costs incurred for the Phoenix positions were allocated to us based upon relative headcount, consistent with the allocation of our other costs incurred by Phoenix.

      Approximately $200,000 of the fiscal year 1999 restructuring charges was unpaid as of September 30, 2000. The remaining unpaid charges will mostly be paid in fiscal year 2001.

      Included in the fourth quarter of fiscal year 1998 was a charge of $5.8 million related to the acquisition of Sand. The $4.2 million in-process research and development charge was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of SFAS
86. The $1.5 million asset write-off related to software development costs that were capitalized on our historical balance sheet under SFAS 86. The write-off was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and related primarily to projects that were redundant between us and Sand.

      All of the fiscal year 1998 merger and restructuring charges were paid as of September 30, 2000.

      Stock-Based Compensation. Stock-based compensation expense of $642,000 was recorded in fiscal year 2000. These charges were primarily due to the amortization of deferred stock compensation associated with stock options granted in December 1999 at an exercise price less than the fair market value of our common stock on the grant date. The total deferred stock-based compensation recorded was approximately $1.7 million, and the remaining compensation will be amortized by charges to operations over the remaining vesting periods of the options, which are generally four years.

      Amortization of Goodwill and Other Intangible Assets. Charges recorded in fiscal years 2000 and 1999 related to the amortization of goodwill and other intangible assets from the acquisition of Sand in September 1998. The $9.6 million of recorded goodwill is being amortized on a straight-line basis over six years, and the $2.8 million of other intangible assets is being amortized on a straight-line basis over three to six years.

      Interest and Other Income, Net. Net interest income was derived primarily from cash, short- and long-term investments and marketable securities. The income generated each period was highly dependent on available cash and fluctuations in government interest rates. In addition, certain trade balances were denominated in foreign currencies, and therefore were subject to fluctuations in foreign currency exchange rates.

      Net interest income was $1.2 million in fiscal year 2000. The increase from fiscal year 1999 to fiscal year 2000 was primarily due to interest received on higher cash balances as a result of proceeds we received from the initial public offering of our stock. The average interest rate earned in fiscal year 2000 was approximately 6.3%. Net interest income was $0 in fiscal years 1999 and 1998 because, as a division of Phoenix, we had no cash balances.

      Provision for Income Taxes. The net losses we incurred through November 30, 1999 were attributable to our operations as a division of Phoenix and were or will be included in income tax returns filed by Phoenix. Because we will not receive any benefit for our historical operating losses incurred through November 30, 1999, no income tax benefit has been reflected for the periods presented through September 30, 1999, and because our operating losses for tax purposes have been used by Phoenix, we have no net operating loss carryforwards as of November 30, 1999 to apply against future taxable income, if any.

      In conjunction with our capitalization as of November 30, 1999, a net deferred tax liability of $2.7 million was transferred from Phoenix to us, representing the future tax effect of historical temporary book/tax differences. Further, we have entered into a tax-sharing agreement with Phoenix under which we are responsible for federal and state income taxes for the periods subsequent to November 30, 1999.

      We recorded an income tax provision of $0.6 million in fiscal year 2000. Excluding non-deductible goodwill and stock-based compensation charges, our fiscal year 2000 effective tax rate was 26.1%. Our effective tax rate (excluding non-deductible acquisition charges and transaction costs) was lower than the statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions. We expect our effective tax rate in fiscal year 2001 to increase due to a decreased proportion of research and development tax credits.

New Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. We believe that the adoption of SAB 101 as of October 1, 2000, will not have a material impact on our financial position, results of operations or cash flows.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000, and the effects of applying FIN 44 are recognized on a prospective basis from that date. In fiscal year 2000, FIN 44 did not have a material impact on our financial position, results of operations or cash flow.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which we will be required to adopt for the year ending September 30, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently are not a party to any derivative financial instruments, and do not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material impact on our financial condition or results of operations.

Financial Condition

Liquidity and Capital Resources

      In the second quarter of fiscal year 2000, we raised net proceeds of $37.0 million from our initial public offering. In addition, we have a secured bank line of credit with Silicon Valley Bank, which will provide up to $5.0 million in working capital. Borrowings, if any, will bear interest at prime plus 0.25%. This line of credit expires in January 2001 and requires us to comply with various financial covenants, including a minimum quick ratio and a maximum on aggregate annual losses. As of September 30, 2000, we were in compliance and there were no borrowings outstanding under this line of credit.

Changes in Financial Condition

      Cash provided by operating activities was $2.5 million and $3.6 million for fiscal years 2000 and 1998, respectively. Cash used in operating activities was $4.3 million in fiscal year 1999. Cash provided in fiscal years 2000 and 1998 was due to depreciation and amortization in excess of net operating loss, net of increases in certain short-term liabilities. Cash used in fiscal year 1999 was primarily due to a net loss and an increase in accounts receivable due to increased revenue, offset in part by depreciation and amortization and a write-off of capitalized software costs.

      Cash used in investing activities was $28.4 million, $1.1 million and $18.9 million in fiscal years 2000, 1999 and 1998, respectively. Cash used in fiscal year 2000 was attributable to purchases of short-term investments, additions to computer software costs and purchases of property and equipment. Cash used in fiscal year 1999 was attributable to additions to computer software costs and purchases of property and equipment. Cash used in fiscal year 1998 was attributable to additions to computer software costs, purchases of property and equipment and a $15.6 million investment in Sand.

      Cash provided by financing activities was $36.6 million, $5.5 million and
15.3 million for fiscal years 2000, 1999 and 1998. Cash provided in fiscal year 2000 related primarily to proceeds from the initial public offering of our common stock. Cash provided in fiscal years 1999 and 1998 related to capital contributions from Phoenix.

      As a portion of the consideration for the acquisition of Sand, we entered into an earn-out agreement with the selling stockholders. Under the terms of the agreement, the selling stockholders may earn additional purchase price consideration for each of the three years ending September 30, 2001, contingent upon our financial performance. The maximum contingent consideration is $3.7 million, of which approximately $1.6 million represents minimum anticipated payments that were recorded as accrued merger costs at the time of the acquisition. Future payments are due subsequent to the end of each of the three fiscal years ending September 2001, and payments in excess of amounts accrued, if any, will be recorded as additional goodwill and amortized over the remaining life of the original goodwill recorded. Approximately $800,000 was earned in fiscal year 2000 and is scheduled to be paid in the first quarter of fiscal year 2001. Approximately $867,000 was earned in fiscal year 1999 and paid in fiscal year 2000.

      We expect our future liquidity and capital requirements to vary greatly from quarter to quarter, depending on numerous factors, including the cost, timing and success of product development efforts, the cost and timing of sales and marketing activities, the extent to which our existing and new technologies gain market acceptance, the number and complexity of communications standards, the level and timing of revenues, competing technological and market developments and the costs of maintaining and enforcing patent claims and other intellectual property rights. We believe that our present liquid assets, together with cash generated by our operations, if any, will be sufficient to meet our operating and capital requirements for at least the next 12 months. Thereafter, we believe we will be able to raise any additional funds required through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business.

Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain technology.

Business Risks

      The additional following factors should be considered carefully when evaluating us and our business.

The unpredictability of our quarterly operating results may cause the price of our common stock to decline.

      We expect our quarterly operating results to fluctuate significantly due to a variety of factors, many of which are outside of our control. Our revenue is difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the negative effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall.

      Factors that could cause our revenue and operating results to vary from quarter to quarter include:

      o shifts in demand for and average selling prices of semiconductors that incorporate our technology;

      o large orders or regional spending patterns unevenly spaced over time;

      o the financial terms of our contractual arrangements with our licensees and partners that may provide for significant up-front payments or payments based on the achievement of certain milestones;

      o     the relative mix of license revenues, royalties and services;

      o     the impact of competition on license revenue or royalty rates;

      o establishment or loss of strategic relationships with semiconductor or systems companies;

      o timing of new technologies and technology enhancements by us and our competitors;

      o     seasonality of demand; and

      o changes in development schedules, research and development expenditure levels and product support by us and semiconductor and systems companies.

      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and, accordingly, that these comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is likely that our operating results will be below market analysts' expectations in some future quarters, which would cause the market price of our stock to decline.

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

      We incurred net losses of $1.3 million for fiscal year 2000, $12.1 million for fiscal year 1999 and $7.1 million for fiscal year 1998, and had an accumulated deficit of $24.1 million as of September 30, 2000. Although we have experienced revenue growth in recent periods, we cannot assure you that we will be able to sustain the growth in our revenue. If we do achieve annual profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

If semiconductor and systems companies do not adopt our semiconductor intellectual property and use it in the products they sell, our revenues will not grow.

      The adoption and continued use of our semiconductor intellectual property by semiconductor and systems companies and an increasing demand for products requiring complex semiconductors, such as portable computing devices and cellular phones, is important to our continued success. The market for merchant semiconductor intellectual property has only recently begun to emerge. Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of this market and, to a large extent, on the demand for complex semiconductors. There can be no assurance that the merchant semiconductor intellectual property and complex semiconductor markets will continue to develop or grow at a rate sufficient to support our business. If either of these markets fails to grow or develops slower than expected, our business, operating results and financial condition would be seriously harmed.

      We face numerous risks in obtaining agreements with semiconductor and systems companies on terms beneficial to our business, including:

      o the lengthy and expensive process of building a relationship with a potential licensee or prospective partner;

      o the fact that we may compete with the internal development groups of semiconductor and systems companies;

      o the fact that we may be unable to persuade semiconductor and systems companies to rely on us for critical technology;

      o the fact that we may be unable to persuade potential licensees and partners to bear development costs associated with our communications technology;

      o the risk that even after our customers select our communications technology, they may not produce semiconductors using our communications technology; and

      o the risk that even if a particular semiconductor or systems company adopts our communications technology, that the customer may fail due to competition or lack of market acceptance of its products that use our communications technology.

      We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees or partners, and any failure by us to do so could seriously harm our business. None of our current licensees or partners is obligated to license new or future generations of our communications technology.

If we are not able to protect our intellectual property adequately, we will have less proprietary technology to license, which will reduce our revenues and profits.

      Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. We own three U.S. patents on various aspects of our technology and have several pending U.S. patent applications. We cannot be sure that patents will be issued from any patent applications submitted, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

      We use various agreements including licenses, employee assignments, independent contractor, third-party nondisclosure, and assignments, to limit access to and distribution of our proprietary information and to obtain license rights or ownership of technology prepared on a work-for-hire or other basis. Even though we have taken all customary industry precautions, we cannot be sure that the steps we take to protect our intellectual property rights will be adequate to deter misappropriation of the rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. We also cannot be sure that the steps we may take to obtain ownership of any contributed intellectual property will be sufficient to assure our ownership of all proprietary rights. We also rely on unpatented trade secrets to protect our proprietary technology, however, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to our unpatented proprietary technology. In addition, third parties might obtain patent rights which could be used to assert infringement claims against us.

Third parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from licensing our technology.

      Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our technologies infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology and services.

      Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of the outcome of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and licensing of certain of our technologies.

Any acquisitions we make could disrupt our business and harm our financial condition and results of operation.

      As part of our growth strategy, we pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Following the end of fiscal year 2000, we entered into agreements to acquire two companies. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization of acquired intangible assets. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through additional debt or equity financings, which could result in dilution and additional risk for the holders of our common stock.

      We anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect us or that any such acquisition will be successful in enhancing our business. Our future results of operations will also depend in part on our ability to successfully expand internally by increasing the number of new product lines, and to manage any future growth. No assurance can be given that we will be able to obtain or integrate additional product lines or manage any future growth successfully.

The semiconductor intellectual property market is highly competitive, and we may lose market share to larger competitors with greater resources and to companies that develop their own semiconductor intellectual property using internal design teams.

      We will face competition from both existing and new suppliers of semiconductor intellectual property that we anticipate will enter the market. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies. We also may face competition from suppliers of technologies based on new or emerging technology standards.

      We must also differentiate our communications technology from those available or under development by other suppliers or the internal development groups of semiconductor and systems companies, including some of our current and prospective licensees. Many of these internal development groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal development groups may develop technologies that compete directly with ours or may actively seek to license their own technologies to third parties.

      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater brand recognition and larger customer bases, as well as greater financial and marketing resources, than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies.

If we are unable to develop enhancements and new generations of our intellectual property, we may be unable to attract or retain customers.

      Our future success will depend on our ability to develop enhancements and new generations of our communications technology that satisfy the requirements of new and evolving standards and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our communications technology are not compatible with the requirements of specific product applications, we may be unable to attract or retain customers.

      Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

      o our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor and systems companies;

      o the emergence of new standards by semiconductor and systems companies;

      o the significant research and development investment that is often required before market acceptance, if any, of a particular standard;

      o the possibility that even after a significant investment of our resources, the standard will not become accepted by the industry; and

      o the introduction of products by our competitors embodying new technologies or features.

      Our failure to adequately address these risks could render our existing or future communications technology obsolete and could seriously harm our business. In addition, we cannot assure you that we will have the financial and other resources necessary to develop communications technology in the future, or that any enhancements or new generations of the technology that we develop or procure will generate revenue in excess of the costs of development or procurement.

Rapid product transitions or introductions of new standards may cause our technologies to become obsolete.

      From time to time, we or our competitors may announce new technologies or capabilities that may replace or shorten the life cycles of our existing technologies. Announcements of currently planned or other new technologies may cause customers to defer or stop licensing our technologies until those new technologies become available. In addition, announcements of a new standard may cause customers to defer or stop licensing our technologies until that standard becomes available or accepted.

If we do not compete effectively with others to attract and retain key personnel, we may be unable to develop the new communications technology necessary to expand our business.

      Our ability to continue to grow successfully requires an effective planning and management process. Since October 31, 1998, we increased our headcount substantially, from 51 employees at that date to 91 employees at October 31, 2000.

      Our growth has placed, and the recruitment and integration of additional employees will continue to place, a strain on our resources. Semiconductor and systems company licensees typically require significant engineering support in the design, testing and manufacture of products incorporating our technology. Accordingly, increases in the adoption of our technology can be expected to increase the strain on our personnel, particularly our engineers.

      We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers, other highly skilled personnel and senior managers. Our employees are "at will" and are not hired for a specified term. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have, in the past, experienced difficulty in recruiting and retaining qualified sales and technical personnel. Our employees are recruited aggressively by our competitors and by start-up companies. We believe our salaries are competitive, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

      As we seek to expand our operations, we may also significantly strain our financial and management systems and other resources. We cannot be certain that our systems, procedures, controls and facilities will be adequate to support our operations.

                   RISKS RELATED TO THE SEMICONDUCTOR INDUSTRY

A downturn in the semiconductor or electronics businesses would reduce our sales.

      Our business has benefited from the rapid worldwide growth of the semiconductor industry, which in turn has been fueled by growth in telecommunications, computers and consumer electronics. Continued licenses of our technologies are largely dependent upon the commencement of new design projects by semiconductor and systems companies. However, the semiconductor industry is highly cyclical and subject to rapid technological change. It also has been subject to significant economic downturns at various times, characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity. In addition, the semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. A number of semiconductor and systems companies have announced layoffs of their employees or the suspension of investment plans, and although we have not seen a significant drop-off in demand from these customers, their budgets could be reduced, alone or as part of overall expense control efforts. In addition, there have been a number of mergers in the electronics industry, which may reduce the aggregate level of licenses of our technologies and purchases of our services by the merged companies. Potential slower growth in the electronics industry, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may seriously harm our business.

      RISKS RELATED TO OUR RECENT SEPARATION FROM PHOENIX TECHNOLOGIES LTD.

We depend on agreements with Phoenix for many important services that may be hard to replace on a cost-effective basis if Phoenix terminates the agreements.

      We have entered into agreements with Phoenix that have defined and will continue to define our business relationship. These agreements include a Services and Cost-Sharing Agreement, under which Phoenix provides various, primarily administrative, services to us, including accounting, treasury, tax and information services, and we share with Phoenix certain costs, including facilities and insurance. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2001. Generally, either party can terminate on 30 days' written notice. Consequently, we cannot be sure how long Phoenix will continue to provide us services under the Services and Cost-Sharing Agreement and, if it does not, whether or on what terms we could obtain these services. If we cannot perform these services ourselves or obtain them on acceptable terms, this could materially harm our business. In addition, we have entered into a distribution agreement under which Phoenix acts as a non-exclusive sales representative for us in certain Asian countries and this service will be difficult to replace if Phoenix terminates this agreement.

Since Phoenix can elect all our directors and influence our business for its benefit for at least as long as it owns 50% or more of our shares, Phoenix can take actions beneficial to it at our expense.

      For at least as long as Phoenix continues to own more than 50% of our common stock, Phoenix can direct the election of all our directors and exercise a controlling influence over our business, including any mergers or other business combinations, acquisitions or dispositions of assets, future issuances of our common stock or other equity securities, the incurrence of debt and the payment of dividends. Phoenix also can determine matters submitted to a vote of our stockholders without the consent of our other stockholders, prevent or cause a change in who controls us and take other actions that might be favorable to Phoenix.

We may have conflicts of interest with Phoenix that are not resolved in our favor.

      We may have conflicts of interest with Phoenix in areas relating to our past and ongoing relationships, including potential competitive business activities, indemnity arrangements, tax and intellectual property matters, registration rights, potential acquisitions or financing transactions, sales or other dispositions by Phoenix of our shares of common stock it holds and the exercise by Phoenix of its ability to control our management and affairs. We also cannot be sure that any conflicts that may arise between us and Phoenix will be resolved in a manner that does not seriously harm us, even if Phoenix does not intend that result.

      In addition, the ownership interests of our directors or officers in Phoenix common stock or service as both a director of inSilicon and an officer or director of Phoenix could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Phoenix. One of our current directors is a director and officer of Phoenix.

Loss of the Phoenix affiliation as a result of our separation from Phoenix may damage our relationships with existing licensees or partners or their perceptions of us, which could reduce our revenues.

      Licensees of our communications technology or our strategic partners may have chosen our technologies because of the positive reputation of Phoenix or their economic ties to Phoenix. For example, Phoenix may also be a customer for their products. As a separate, stand-alone entity, we may not enjoy these advantages with those customers and partners and it may be harder for us to compete for their continued business. For example, our company name is not as well recognized as the Phoenix brand in certain markets, and as a result our technology licensing could suffer. The loss of the "Phoenix" brand name may hinder our ability to establish new relationships with potential customers and partners, particularly in Asia. In addition, our current customers, suppliers and partners may react negatively to the separation. Although we believe we have all necessary rights to use the brand name "inSilicon," our rights to use it may be challenged by others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

Interest Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its short-term investment portfolio.

Foreign Currency Risk

      Certain international sales are recorded in our foreign sales subsidiaries and are denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency and correspondingly all foreign subsidiaries use the local currency as their functional currency.

      Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which license fees or commissions are paid from the United States company to the foreign sales subsidiaries. Generally, these amounts are due and payable in U.S. dollars. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars at current rates of exchange on consolidation. As exchange rates vary, these results, when translated at current rates, may vary from expectations and adversely impact overall expected profitability. A hypothetical 10 percent appreciation / depreciation of the U.S. Dollar from September 30, 2000 market rates would not have a significant affect on net income.

Investment Risk

      We have invested in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method as our ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to our directors will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of our stockholders (the "Proxy Statement") and is incorporated herein by this reference. The information required by this item with respect to our executive officers is contained in Part I in the section captioned, "Executive Officers of inSilicon Corporation."

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this section is incorporated by reference from the information contained in the section captioned, "Compensation of Directors and the Named Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this section is incorporated by reference from the information contained in the section captioned, "Beneficial Ownership of Certain Stockholders, Directors and Executive Officers" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this section is incorporated by reference from the information contained in the section captioned, "Related Party Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Index to Consolidated Financial Statements

      The following Consolidated Financial Statements of inSilicon and its subsidiaries are filed as part of this report on Form 10-K:

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors .........................   32
Consolidated Balance Sheets as of September 30, 2000 and 1999 .............   33
Consolidated Statements of Operations for the years ended
  September 30, 2000, 1999, and 1998 ......................................   34
Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2000, 1999, and 1998 ......................................   35
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999, and 1998 ......................................   36
Notes to Consolidated Financial Statements ................................   37

      2.    Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

      3.    See Item 14(c).

(b)         Reports on Form 8-K

      No reports on Form 8-K were filed by us during the year ended September 30, 2000.

(c)         Exhibits.

      See attached Exhibits Index.

(d)         See Item 14(a)2.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INSILICON CORPORATION


                                         By: /s/ Wayne C. Cantwell
                                            ---------------------------------
                                         Wayne C. Cantwell
                                         President and Chief Executive Officer
                                         Date: December 21, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Wayne C. Cantwell                             /s/ William E. Meyer
----------------------------------------          ------------------------------------
Wayne C. Cantwell                                 William E.  Meyer
Director and Principal Executive Officer          Principal Financial and Accounting Officer

Date: December 21, 2000                           Date: December 21, 2000


  /s/ Raymond J. Farnham                           /s/ John R. Harding
----------------------------------------          ------------------------------------
Raymond J. Farnham                                John R. Harding
Director                                          Director

Date: December 21, 2000                           Date: December 21, 2000


  /s/ E. Thomas Hart                               /s/ Albert E. Sisto
----------------------------------------          ------------------------------------
E. Thomas Hart                                    Albert E. Sisto
Director                                          Director

Date: December 21, 2000                           Date: December 21, 2000

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
inSilicon Corporation

We have audited the accompanying consolidated balance sheets of inSilicon Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of inSilicon Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP

San Jose, California
October 17, 2000

                              INSILICON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                         September 30,
                                                                     --------------------
                                                                       2000        1999
                                                                     --------    --------
                                 Assets
Current assets:
    Cash and cash equivalents                                        $ 10,798    $     --
    Short-term investments                                             27,383          --
    Accounts receivable, net of allowances for doubtful accounts
        of $149 and $364 at September 30, 2000 and 1999                 6,699       5,104
    Receivable from Phoenix                                             1,054          --
    Other current assets                                                1,992         135
                                                                     --------    --------
        Total current assets                                           47,926       5,239

Investments                                                               838         838
Property and equipment, net                                             1,231       1,174
Computer software costs, net                                            5,385       6,974
Goodwill and other intangible assets, net                               8,000      10,220
Other assets                                                              330          36
                                                                     --------    --------

Total assets                                                         $ 63,710    $ 24,481
                                                                     ========    ========

                  Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                 $  1,243    $    205
    Payroll and related liabilities                                     2,307       1,776
    Deferred revenue                                                    2,692       1,589
    Accrued merger costs                                                  756       1,560
    Other accrued liabilities                                           1,630         502
                                                                     --------    --------
        Total current liabilities                                       8,628       5,632

Long-term obligations                                                   2,955          45
                                                                     --------    --------
     Total liabilities                                                 11,583       5,677

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $0.001; 15,000 shares authorized;
        none issued or outstanding                                         --          --
    Common stock, par value $0.001; 100,000 shares authorized;
        14,129 shares issued and outstanding at September 30, 2000         14          --
    Additional paid-in capital                                         77,232          --
    Net contribution from stockholder                                      --      41,632
    Deferred stock-based compensation                                  (1,078)         --
    Accumulated deficit                                               (24,093)    (22,828)
    Accumulated other comprehensive income                                 52          --
                                                                     --------    --------
        Total stockholders' equity                                     52,127      18,804
                                                                     --------    --------

Total liabilities and stockholders' equity                           $ 63,710    $ 24,481
                                                                     ========    ========

See notes to consolidated financial statements

                              INSILICON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                Years ended September 30,
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------    --------    --------
Revenue:
     License fees                                           $ 20,411    $ 14,973    $  7,304
     Services                                                  5,017       3,982       1,488
                                                            --------    --------    --------
       Total revenue                                          25,428      18,955       8,792

Cost of revenue:
     License fees                                              1,613       1,003       1,223
     Services                                                  1,001         826         734
     Amortization of purchased technology                      1,256       2,132          --
                                                            --------    --------    --------
       Total cost of revenue                                   3,870       3,961       1,957
                                                            --------    --------    --------
Gross margin                                                  21,558      14,994       6,835

Operating expenses:
     Research and development                                  7,753       9,092       2,947
     Sales and marketing                                       9,510       6,350       3,843
     General and administrative                                3,336       3,364       1,368
     Amortization of goodwill and other intangible assets      2,220       2,220          --
     Stock-based compensation                                    642          --          --
     Merger and restructuring charges                             --       6,050       5,778
                                                            --------    --------    --------
       Total operating expenses                               23,461      27,076      13,936
                                                            --------    --------    --------

Loss from operations                                          (1,903)    (12,082)     (7,101)

Interest income, net                                           1,225          --          --
                                                            --------    --------    --------
Loss before income taxes                                        (678)    (12,082)     (7,101)
Provision for income taxes                                       587          --          --
                                                            --------    --------    --------
Net loss                                                    $ (1,265)   $(12,082)   $ (7,101)
                                                            ========    ========    ========

Net loss per share:

     Basic                                                  $  (0.10)   $  (1.16)
                                                            ========    ========
     Diluted                                                $  (0.10)      (1.16)
                                                            ========    ========

Weighted average number of shares used in computation:

     Basic                                                    12,338      10,400
                                                            ========    ========
     Diluted                                                  12,338      10,400
                                                            ========    ========
Transactions with Phoenix
     Revenue                                                $    752    $     --    $     --
                                                            ========    ========    ========
     Cost of revenue                                        $    798    $     --    $     --
                                                            ========    ========    ========

See notes to consolidated financial statements

                              INSILICON CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                   Net                                  Accumulated
                               Preferred Stock    Common Stock     Additional  Contribution    Deferred                    Other
                               ---------------    ------------      Paid-In       From       Stock-Based  Accumulated  Comprehensive
                               Shares   Amount   Shares   Amount    Capital    Stockholder   Compensation   Deficit       Income
                               ------   ------   ------   ------    -------    -----------   ------------   -------       ------
Balance, September 30, 1997         --    $ --        --   $   --   $    --     $  7,199        $    --      $ (3,645)     $   --
Net increase in contribution
  from stockholder                  --      --        --       --        --       28,959             --            --          --
Net loss and comprehensive
  loss                              --      --        --       --        --           --             --        (7,101)         --
                               --------------------------------------------------------------------------------------------------
Balance, September 30, 1998         --      --        --       --        --       36,158             --       (10,746)         --



Net increase in contribution
  from stockholder                  --      --        --       --        --        5,474             --            --          --

Net loss and comprehensive
  loss                              --      --        --       --        --           --             --       (12,082)         --
                               --------------------------------------------------------------------------------------------------
Balance, September 30, 1999         --      --        --       --        --       41,632             --       (22,828)         --


Net decrease in contribution
  from stockholder                  --      --        --       --        --       (1,529)            --            --          --
Issuance of common and
  preferred stock upon
  capitalization, net
  of deferred taxes             10,400      10        --       --    37,357      (40,103)            --            --          --
Deferred stock-based
  compensation                      --      --        --       --     1,720           --         (1,720)           --          --
Amortization of deferred
  stock-based compensation          --      --        --       --        --           --            642            --          --
Initial public offering of
  common stock, net of
  offering expenses            (10,400)    (10)   13,900       14    36,972           --             --            --          --
Stock purchased under
  option and purchase plans         --      --       229       --     1,183           --             --            --          --
Net loss                            --      --        --       --        --           --             --        (1,265)         --
Translation adjustment              --      --        --       --        --           --             --            --          52
                               --------------------------------------------------------------------------------------------------
Balance, September 30, 2000         --    $ --    14,129   $   14   $77,232     $     --        $(1,078)     $(24,093)     $   52
                               ==================================================================================================

                                      Total
                                   Stockholders   Comprehensive
                                      Equity      Income (Loss)
                                      ------      -------------
Balance, September 30, 1997          $  3,554
Net increase in contribution
  from stockholder                     28,959
Net loss and comprehensive
  loss                                 (7,101)         (7,101)
                                     ------------------------
Balance, September 30, 1998            25,412          (7,101)
                                                     ========

Net increase in contribution
  from stockholder                      5,474

Net loss and comprehensive
  loss                                (12,082)        (12,082)
                                     ------------------------
Balance, September 30, 1999            18,804         (12,082)
                                                     ========

Net decrease in contribution
  from stockholder                     (1,529)
Issuance of common and
  preferred stock upon
  capitalization, net
  of deferred taxes                    (2,736)
Deferred stock-based
  compensation                             --
Amortization of deferred
  stock-based compensation                642
Initial public offering of
  common stock, net of
  offering expenses                    36,976
Stock purchased under
  option and purchase plans             1,183
Net loss                               (1,265)         (1,265)
Translation adjustment                     52              52
                                     ------------------------
Balance, September 30, 2000          $ 52,127        $ (1,213)
                                     ========================

See notes to consolidated financial statements

                              INSILICON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years ended September 30,
                                                                             ---------------------------------
                                                                               2000         1999        1998
                                                                             ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $  (1,265)   $(12,082)   $ (7,101)
   Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
         Depreciation and amortization                                           4,780       5,787       1,411
         Write-off of in-process research and development                           --          --       4,250
         Write-off of capitalized software                                          --       4,855       1,478
         Stock-based compensation                                                  642          --          --
         Changes in operating assets and liabilities:
                 Accounts receivable                                            (1,595)     (2,688)       (402)
                 Related party receivable                                       (1,054)         --          --
                 Other assets                                                   (2,151)         34         546
                 Accounts payable                                                1,038        (625)        675
                 Payroll and related liabilities                                   531         553         328
                 Other accrued liabilities                                       1,601        (171)      2,438
                                                                             ---------    --------    --------
                    Total adjustments                                            3,792       7,745      10,724
                                                                             ---------    --------    --------
         Net cash provided by (used in) operating activities                     2,527      (4,337)      3,623
                                                                             ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                       (188,132)         --        (338)
    Proceeds from maturities of short-term investments                         160,749          --          --
    Additions to computer software costs                                          (359)       (712)     (2,359)
    Purchases of property and equipment                                           (669)       (425)       (625)
    Acquisition of Sand, net of cash acquired                                       --          --     (15,573)
                                                                             ---------    --------    --------
         Net cash provided by (used in) investing activities                   (28,411)     (1,137)    (18,895)
                                                                             ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering of common stock, net of issuance      36,976          --          --
      Expenses
    Net proceeds from stock purchases under option plans
       and purchase plan                                                         1,183          --          --
    Increase (decrease) in net contribution from stockholder                    (1,529)      5,474      15,272
                                                                             ---------    --------    --------
         Net cash provided by financing activities                              36,630       5,474      15,272
                                                                             ---------    --------    --------
Effect of exchange rate changes on cash and cash equivalents                        52          --          --
                                                                             ---------    --------    --------
Change in cash and cash equivalents                                             10,798          --          --
Cash and cash equivalents at beginning of year                                      --          --          --
                                                                             ---------    --------    --------
Cash and cash equivalents at end of year                                     $  10,798    $     --    $     --
                                                                             =========    ========    ========
Supplemental disclosure of cash flow information:
  Non-cash portion of Sand acquisition contributed by stockholders           $      --    $     --    $ 13,687
  Issuance of common and preferred stock upon capitalization, net
      of deferred taxes                                                          2,736          --          --
  Income taxes paid                                                              1,275          --          --

See notes to consolidated financial statements

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Operations

      inSilicon Corporation ("inSilicon" or the "Company") provides communications semiconductor technology, or SIP, that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of digital devices. The Company provides SIP cores, related silicon subsystems and firmware to customers that use its technologies in digital devices ranging from network routers to cellular phones.

      The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, the assets, liabilities and operations of the Company were contributed by Phoenix to inSilicon in exchange for 10.4 million shares of inSilicon's Series A preferred stock and a warrant to purchase 50,000 shares of common stock. See Note 6. The Company successfully completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of September 30, 2000, Phoenix owned 10.4 million shares of our common stock (73.6% of our total outstanding shares).

Note 2. Summary of Significant Accounting Policies

      FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant inter-company balances.

      The consolidated balance sheet as of September 30, 1999 has been prepared using the historical basis of accounting and included all of the assets and liabilities of Phoenix specifically identifiable to the Company and certain liabilities that were not specifically identifiable, for which estimates have been used to allocate a portion of Phoenix's liabilities to the Company. Until December 1999, cash management for the Company was performed by Phoenix on a centralized basis and all cash provided by Phoenix was recorded as equity contributions from Phoenix in these consolidated financial statements.

      The consolidated statements of operations through November 30, 1999, include allocations by Phoenix of certain facilities, employee benefits, corporate administration, finance and management costs. As of December 1, 1999, these costs have been allocated by Phoenix to the Company in a similar manner pursuant to the Services and Cost Sharing Agreement between the companies. Management believes that all cost allocations included in the historical financial statements of the Company are reasonable under the circumstances. See
Note 6.

      FOREIGN CURRENCY TRANSLATION. The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions are translated at average exchange rates prevailing during each period. Translation gains and losses are recorded as a component of stockholders' equity and transaction gains and losses are recorded in the consolidated statements of income in the period in which they occur.

      USE OF ESTIMATES. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      REVENUE RECOGNITION. The Company's revenue is derived from license fees, royalties, engineering service fees and maintenance and support service fees generated primarily from systems and semiconductor companies. Revenue from software license fees is generally recognized when a non-

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection of the receivable is considered probable. Royalties are recognized in the quarter in which the royalty payment is either received from the customer or may be reasonably estimated. Engineering services revenue is generally recognized on a time-and-materials basis or when contractual milestones are met. Maintenance revenue, which relates principally to maintenance and support contracts, is generally recognized ratably over the contract period, which is typically one year. Deferred revenue consists mostly of billings under maintenance contracts in advance of revenue recognition.

      The Company adopted the American Institute of Certified Public Accountants' Statement of Position, or SOP, 97-2, "Software Revenue Recognition," as of October 1, 1998. The Company adopted the American Institute of Certified Public Accountants' SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as of October 1, 1999. SOP 98-9 extended the deferral of the application of certain passages of SOP 97-2 with respect to the fair value of elements in multiple element arrangements. The adoption of SOP 97-2 and SOP 98-9 did not have a material impact on the consolidated financial statements and results of operations.

      Allowances for estimated returns and customer credits are recorded in the same period as the related revenue.

      No customer accounted for more than 10% of revenue in fiscal years 2000, 1999 and 1998.

      CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

      SHORT-TERM INVESTMENTS. Short-term investment securities consist of U.S. government agency obligations and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity, as inSilicon has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 2000, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

      FAIR VALUE OF FINANCIAL INSRUMENTS. The carrying values of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

      BUSINESS AND CREDIT RISK. The Company's product revenues are concentrated in the computer industry, which is highly competitive and rapidly changing. Significant changes in the industry, customer requirements, customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At September 30, 2000, one customer accounted for 11% of accounts receivable, whereas at September 30, 1999, no customer accounted for 10% or more of accounts receivable.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      INVESTMENTS. Investments consist of non-controlling interests in private companies, which are recorded at cost. At September 30, 2000 and 1999, the fair value of such securities approximated cost and unrealized holding gains or losses were not material.

      PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

      COMPUTER SOFTWARE COSTS. Computer software costs consist of internally developed and purchased software under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three to six years, using the straight-line method or a ratio of current revenue to total anticipated revenue.

      The Company evaluates the net realizable value and amortization periods of computer software costs on an ongoing basis and records charges to reduce carrying value to net realizable value, as necessary. In assessing net realizable value, the Company relies on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

      GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized using the straight-line method over the estimated life of the assets, which is typically from three to six years. Goodwill and other intangible assets were $8.0 million and $10.2 million, net, as of September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $4.4 million at September 30, 2000, and $2.2 million at September 30, 1999.

      INCOME TAXES. Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

      The net losses incurred for fiscal years 1998 and 1999 are attributable to the operations of the Company as a division of Phoenix and were included in the income tax returns filed by Phoenix. See Note 6.

      STOCK-BASED COMPENSATION. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure only criteria, described in SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 14.

      The Company accounts for stock options and other equity instruments issued to consultants and other non-employees under the provisions of Emerging Issues Task Force Issue No. 98-16. The Company generally measures the fair value of such equity instruments as of the date at which the non-employee's performance under the grant is complete, with interim measurements of fair value as of dates prior to the measurement date. Such amounts are charged to operations over the period of performance.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      NET LOSS PER SHARE. Through November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, net loss per share amounts have not been presented in the consolidated financial statements for fiscal year 1998.

      Pro forma net loss per share amounts for fiscal year 1999 have been computed in accordance with SFAS 128, "EARNINGS PER SHARE" to reflect the pro forma effect of the Company's capitalization. Pro forma net loss per share has been computed by dividing the pro forma net loss by the pro forma number of common shares outstanding, giving effect to the issuance of preferred shares upon the capitalization of the Company and the conversion of those preferred shares to common shares upon completion of the Company's initial public offering of common stock.

      NEW ACCOUNTING PRONOUNCEMENTS. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. We believe that the adoption of SAB 101 as of October 1, 2000, will not have a material impact on our financial position, results of operations or cash flows.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000, and the effects of applying FIN 44 are recognized on a prospective basis from that date. In fiscal year 2000, FIN 44 did not have a material impact on our financial position, results of operations or cash flow.

      In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which we will be required to adopt for the year ending September 30, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently are not a party to any derivative financial instruments, and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on our financial condition or results of operations.

Note 3. Short-term Investments

      Short-term investments as of September 30, 2000, is as follows (in thousands):

U.S. government agency obligations                                       $19,218
Commercial paper                                                           8,165
                                                                         -------
                                                                         $27,383
                                                                         =======

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.  Property and Equipment

        Property and equipment consist of the following:
                                                              September 30,
(in thousands)                                               2000         1999
-------------------------------------------------------    -------      -------
Equipment                                                  $ 3,446      $ 2,799
Furniture and fixtures                                         187          165
                                                           -------      -------
                                                             3,633        2,964
Less accumulated depreciation and amortization              (2,402)      (1,790)
                                                           -------      -------
                                                           $ 1,231      $ 1,174
                                                           =======      =======

      Depreciation and amortization expense related to property and equipment totaled $612,000, $728,000 and $406,000 for fiscal years 2000, 1999 and 1998, respectively.

Note 5. Computer Software Costs

      Costs associated with purchased and internally developed computer software of $359,000, $712,000 and $2.4 million, were capitalized during fiscal years 2000, 1999 and 1998, respectively. In addition, the Company capitalized approximately $12.8 million of software costs in conjunction with its September 1998 acquisition of Sand Microelectronic, Inc. ("Sand"), a leading supplier of standards-based system software and semiconductor intellectual property for PCs and information appliances. Amortization charged to cost of revenue was $1.9 million , $2.8 million and $1.0 million, during fiscal years 2000, 1999 and 1998, respectively. Accumulated amortization of capitalized computer software costs was $3.5 million, $5.0 million and $3.2 million at September 30, 2000, 1999 and 1998, respectively.

Note 6. Related Party Transactions

      Prior to November 1999, the Company was operated as a division of Phoenix and the Company's operations were funded entirely by Phoenix. Net financing provided to the Company by Phoenix in fiscal years 1999 and 1998 was approximately $5.5 million and $29.0 million, respectively.

      Through November 30, 2000, Phoenix allocated a portion of its domestic corporate expenses to its divisions and subsidiaries, including the Company, in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity." As of December 1, 1999, corporate expenses were similarly allocated from Phoenix to the Company in accordance with the provisions of the Services and Cost Sharing Agreement between the companies (see below). These corporate expenses have included facilities, employee benefits, corporate administration, finance and management costs. Allocations and charges were based on either a direct cost pass-through or a percentage allocation for such services provided based on factors such as net revenue, headcount and relative expenditure levels. Such allocations and corporate charges totaled $4.9 million, $8.3 million and $3.3 million for fiscal years 2000, 1999 and 1998, respectively.

      Management believes that the basis used for allocating corporate services is reasonable. While the terms of these transactions may differ from those that would result from transactions among unrelated parties, management does not believe such differences would be material.

      The Company has entered into certain agreements with Phoenix effective November 30, 1999 for the purpose of defining their ongoing relationship.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      CONTRIBUTION AGREEMENT. Pursuant to the Contribution Agreement, Phoenix transferred to the Company ownership of all assets reflected on the Company's consolidated balance sheet, specified intellectual property and technology related to and necessary for inSilicon to conduct its business, as well as customer and supplier contracts related primarily to the semiconductor intellectual property business. As of November 30, 1999, the Company also assumed all liabilities from Phoenix primarily resulting from operations of the business or resulting from any asset that Phoenix transferred to the Company. For its contribution, Phoenix received 10,400,000 shares of inSilicon Series A Preferred Stock that converted to an equal number of shares of common stock at the completion of the initial public offering of common stock and assumed certain liabilities. The Company also issued to Phoenix a warrant to purchase 50,000 shares of inSilicon common stock at $.01 per share, exercisable at any time until May 31, 2002.

      SERVICES AND COST-SHARING AGREEMENT. The Services and Cost-Sharing Agreement covers various services that Phoenix provides to the Company and the method by which certain costs are shared by the companies. The services include data processing, telecommunications and information technology support services, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix's headquarters and insurance premiums.

      The amount the Company pays for services and shared costs is generally equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of the Company's employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement is renewed on a month-to-month basis. Phoenix may terminate this agreement on 30 days' written notice. The Company may terminate any one or more of the services at any time on 30 days' written notice. Through September 30, 2000, Phoenix has allocated to the Company total costs of $3.1 million under this Services and Cost Sharing Agreement.

      TAX-SHARING AGREEMENT. The Company entered into a Tax-Sharing Agreement with Phoenix concerning each party's obligations for various tax liabilities. The Tax-Sharing Agreement provides that Phoenix generally pays or receives benefit for, as applicable, all federal, state, local and foreign taxes relating to the Company's business before November 30, 1999. For any taxable period after that date in which the Company is included in a Phoenix consolidated or combined tax return, the agreement provides that the Company make payments to Phoenix based upon the amount of U.S. federal and state income taxes that would have been paid by the Company had it and each of its subsidiaries filed separate federal and state income tax returns, subject to specific adjustments. Further, if the Company incurs losses on either a federal or state basis that reduce Phoenix's consolidated or combined tax liability, Phoenix will pay the Company an amount equal to the tax savings generated by the Company's losses.

      TECHNOLOGY DISTRIBUTOR AGREEMENT. The Company entered into arrangements with Phoenix to act as its sales representative and distributor of its firmware technology in Japan and inSilicon's full line of technology and related services in the rest of Asia. During fiscal year 2000, the Company generated revenue of $752,000 and incurred distribution fees of $798,000 under this Technology Distributor Agreement.

      The Company has entered into an Independent Contractor Agreement with a company in India of which an officer of the Company is a significant stockholder for the provision of hardware and software development consulting services. During fiscal years 2000 and 1999, the Company paid or accrued $230,558 and $365,000, respectively, for services to that company.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 7. Business Combinations

      In September 1998, Phoenix completed a merger with Award Software International, Inc. ("Award"), a leading provider of system enabling and management software for personal computers. Phoenix exchanged approximately 8.8 million shares of its common stock for all of the common stock of Award. Each share of Award was exchanged for 1.225 shares of Phoenix common stock. In addition, outstanding Award employee stock options were converted at the same exchange ratio into options to purchase approximately 2.3 million shares of Phoenix common stock. The merger was accounted for as a pooling of interests. Certain of Award's operations were merged with inSilicon's operations, and accordingly, inSilicon's consolidated financial statements include the combined results of operations and financial position for all periods and dates presented. The Award operations accounted for less than 10% of the Company's revenue and operating costs for all periods prior to the merger.

      Prior to the Award merger, Award's fiscal year ended on December 31. The Award statement of income for the year ended December 31, 1997 has been combined with the Company's statement of income for the year ended September 30, 1997. In order to conform Award's year-end to the Company's year-end, the fiscal year 1997 operating results include a three-month period (ended December 31, 1997) that is also included in the fiscal year 1998 operating results. During this three-month period, Award generated revenue of $105,000 and a net loss of $118,000 related to the Company's operations.

      The results of operations for the separate companies prior to the merger and the combined amounts included in the consolidated financial statements were as follows:

                                                                     Nine months
                                                                           ended
(in thousands)                                                     June 30, 1998
----------------------------------------------------------------   -------------
                                                                     (unaudited)
Revenue:
    inSilicon                                                           $ 6,001
    Award                                                                   180
                                                                        -------
    Combined                                                            $ 6,181
                                                                        =======

Net Loss:
    inSilicon                                                           $  (707)
    Award                                                                  (523)
                                                                        -------
    Combined                                                            $(1,230)
                                                                        =======

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Also in September 1998, Phoenix acquired Sand Microelectronics, Inc., a leading supplier of standards-based semiconductor intellectual property. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of Phoenix's common stock with a fair value of $2.7 million, options to purchase approximately 264,000 shares of Phoenix's common stock with a fair value of $1.6 million in exchange for Sand stock options, and up to $3.7 million in performance incentives that inSilicon may be required to pay through fiscal year 2001. Of the total performance incentives, approximately $1.6 million of minimum anticipated payments were recorded by the Company as accrued merger costs. Approximately $867,000 was paid during fiscal year 2000.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Company's consolidated balance sheet as of September 30, 1998. The results of operations of Sand from the date of acquisition through September 30, 1998 were included in the Company's accompanying consolidated statement of income for the year ended September 30, 1998.

      The total purchase cost of approximately $33.7 million exceeded the assets acquired as follows (in thousands):

Total consideration                                                    $ 24,494
Liabilities assumed                                                       7,749
Acquisition costs                                                         1,465
                                                                       --------
Total purchase cost                                                      33,708
Less: Assets acquired                                                   (19,831)
Less: Acquired in-process research and development                       (4,250)
                                                                       --------
Excess of purchase cost over assets acquired                           $  9,627
                                                                       ========

      The assets acquired include $12.8 million of software development costs (that are being amortized on a straight-line basis over six years) and $2.8 million of other intangible assets (that are being amortized on a straight-line basis over three to six years). The other intangible assets capitalized represents the value of the distribution channel, assembled workforce and related agreements acquired. The $9.6 million of excess of purchase cost over assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over six years.

      The in-process research and development charge in fiscal year 1998 was an allocation of a portion of the Sand purchase price for development projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed." The Sand projects under development upon acquisition related to the development of semiconductor intellectual property technology designed for various communications standards. The value of the in-process charge associated with each project is the responsibility of Company management, and was determined by estimating the future net cash flows from the project and discounting the net cash flows back to their present value. If these projects are not successfully developed and/or marketed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

      The following unaudited pro forma information shows the results of operations for the year ended September 30, 1998 as if the Sand acquisition had occurred at the beginning of the period and at the purchase price established in September 1998. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations of the combined companies. The pro forma results for fiscal year 1998 combine inSilicon's results for the year ended September 30, 1998, with the results of Sand for the period from January 1, 1998 through the date of acquisition and includes the $4.3 million write-off of acquired in-

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

process research and development discussed above. The following unaudited pro forma results for the year ended September 30, 1998, include the straight-line amortization of intangibles, primarily over a period of six years (in thousands).

                Revenue                                       $  15,128
                Net loss                                         (9,761)

Note 8. Merger and Restructuring Charges

      Merger and restructuring charges during the years ended September 30, 1999, and 1998, were as follows:

                                                       Years ended September 30,
(in thousands)                                            1999          1998
---------------------------------------------------     ------         ------
Restructuring                                           $1,195         $   50
Asset write-offs                                         4,855          1,478
In-process research and development                         --          4,250
                                                        ------         ------
                                                        $6,050         $5,778
                                                        ======         ======

      These charges were mostly related to the integration of Sand into inSilicon and severance costs allocated to inSilicon from Phoenix related to the elimination of certain corporate management positions.

      1999 Charges

      Included in fiscal year 1999 was a restructuring charge of $6.1 million due to the write-off of $4.9 million of capitalized software development costs and approximately $1.2 million of severance and other costs allocated from Phoenix. The capitalized software development cost write-off was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and was related primarily to reduced revenue expectations due to changing market conditions. The severance and other costs allocated from Phoenix related to the elimination of nine Phoenix corporate management positions ($1.1 million) and three inSilicon positions ($90,000). The severance costs incurred for the Phoenix positions were allocated to the Company based upon relative headcount, consistent with the allocation of other Company costs incurred by Phoenix.

      Approximately $200,000 of the fiscal year 1999 restructuring charges was unpaid as of September 30, 2000. The remaining unpaid charges will mostly be paid in fiscal year 2001.

      1998 Charges

      Included in the fourth quarter of fiscal year 1998 was a charge of $5.8 million related to the acquisition of Sand. Included in this charge was a $1.5 million write-off of software development costs associated with semiconductor intellectual property that were capitalized on the historical balance sheet of inSilicon under SFAS 86. The write-off was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and related primarily to projects that were redundant between inSilicon and Sand.

      The in-process research and development charge in fiscal year 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of SFAS 86.

      All of the fiscal year 1998 merger and restructuring charges were paid as of September 30, 2000.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 9. Unsecured Line of Credit

      At September 30, 2000, there were no borrowings outstanding on inSilicon's $5 million revolving bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 0.25% (9.5% at September 30, 2000). The line of credit agreement contains various covenants that require inSilicon to meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in January 2001. As of September 30, 2000, the Company was in compliance.

Note 10. Income Taxes

      The components of the provision for income taxes for the year ended September 30, 2000, are as follows (in thousands):

Current:
    Federal                                                             $   754
    State                                                                   189
    Foreign                                                                 790
                                                                        -------
        Total current                                                     1,733

Deferred:
    Federal                                                                (922)
    State                                                                  (224)
                                                                        -------
        Total deferred                                                   (1,146)
                                                                        -------
Provision for income taxes                                              $   587
                                                                        =======

      The reconciliation of the United States federal statutory rate to the Company's effective tax rate for the year ended September 30, 2000, is as follows (in thousands):

Tax at U.S. federal statutory rate                                        $(230)
State taxes, net of federal tax benefit                                     (24)
Research and development tax credits                                       (103)
Nondeductible merger and acquisition costs                                  546
Deferred compensation                                                       218
Other                                                                       180
                                                                          -----
Provision for income taxes                                                $ 587
                                                                          =====

      The components of net deferred tax assets and liabilities as of September 30, 2000, are as follows (in thousands):

Deferred tax assets:
    Foreign tax credits                                                   $  111
    Non-deductible accruals                                                1,129
    Depreciation                                                              32
    Other                                                                     22
                                                                          ------
        Total deferred tax assets                                          1,294
Deferred tax liabilities:
    Capitalized software and other intangible assets, net                  2,775
    Prepaid assets                                                           302
                                                                          ------
        Total deferred tax liabilities                                     3,077
                                                                          ------
Net deferred tax liabilities                                              $1,783
                                                                          ======

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      At September 30, 1999 and 1998, the Company's deferred tax assets and the related valuation allowances were immaterial.

      The net losses incurred for the fiscal years ended prior to December 1, 1999, are attributable to the operations of the Company as a division of Phoenix and were included in the income tax returns filed by Phoenix. Because the Company will not receive any benefit for its historical operating losses incurred through September 30, 1999, no income tax benefit has been reflected for the periods presented.

      The Company and Phoenix entered into a tax-sharing agreement. See Note 6. Under this agreement, the Company is responsible for federal and state income taxes subsequent to December 1, 1999. For consolidated and combined returns filed after December 1, 1999, payments will be due to or from Phoenix based upon the tax impact of the Company's operations as if the Company were to file separate federal, state and local income tax returns.

Note 11. Geographic Reporting

      The Company records geographic information, which is categorized into three regions: North America, Asia and Europe. The Company attributes revenues based on shipment or product delivery location.

                                                 Years ended September 30,
                                          --------------------------------------
(in thousands)                              2000           1999            1998
--------------------------------------    -------         -------         ------
Revenue:
   North America                          $16,313         $13,515         $6,977
   Asia                                     6,661           3,106          1,313
   Europe                                   2,454           2,334            502
                                          -------         -------         ------
   Total                                  $25,428         $18,955         $8,792
                                          =======         =======         ======

      No customer accounted for more than 10% of revenue in fiscal years 2000, 1999 or 1998.

      Long-lived assets located in individual countries exceeding 10% of total long-lived assets as of fiscal years ended September 30, 2000, 1999 and 1998 were as follows:

                                                          As of September 30,
                                                      --------------------------
(in thousands)                                          2000               1999
--------------------------------------------------    -------            -------
Long-lived assets:
   United States                                      $14,584            $18,368
   Other                                                   32                 --
                                                      -------            -------
   Total                                              $14,616            $18,368
                                                      =======            =======

Note 12. Employee Benefit Plans

      Prior to November 1999, the Company was operated as a division of Phoenix and the Company's employees participated in stock-based compensation and savings plans that were administered through Phoenix and involved options to acquire Phoenix's common stock. During fiscal year 2000, inSilicon authorized its own stock-based compensation and savings plans.

      STOCK OPTION PLAN. In December 1999 and January 2000, the Company's stockholder authorized the 1999 Stock Option Plan and the 2000 Stock Plan, respectively, for the issuance of up to 4,000,000 share of common stock to employees, officers, directors and independent contractors. Commencing October 2000, on the first day of each fiscal year, shares will be added to the 2000 stock plan

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

equal to the lesser of (a) 5% of the outstanding shares on the last day of the prior fiscal year and (b) 2,000,000 shares. Incentive stock options may be granted under these plans at a price not less than 100% (110% in some cases) of the fair market value of the shares on the date of grant. Non-qualified options may be granted at a price not less than 85% of the fair value of the shares on the date of grant. Options vest over a period determined by the board of directors, generally four years, and have a term not exceeding ten years.

      Phoenix has various incentive stock option plans for employees, officers, consultants and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant. Options vest over a period determined by the board of directors, generally four years, and have a term not exceeding ten years.

      In December 1999, the Company implemented a program under which options to purchase shares of Phoenix common stock held by inSilicon employees could be exchanged for options to purchase the Company's common stock under the 1999 Stock Option Plan. The exchange was based upon a ratio of 1.862 shares of inSilicon common stock for each share of Phoenix common stock. Options to purchase 1,358,779 shares of inSilicon common stock with an average exercise price of $5.25 per share were issued under this exchange program. The new options have comparable terms and vesting schedules and, at the date of the exchange, had equivalent intrinsic value and ratio of exercise price to fair value of common stock as the exchanged Phoenix options.

      In December 1999, the Company granted options to employees, director and consultants to purchase 990,065 shares of common stock under the 1999 Stock Option Plan. These options have exercise prices that were less than the per share value of the Company's common stock on the date of grant, and therefore the Company recorded deferred stock compensation associated with these grants of approximately $1.4 million. In addition, the Company recorded deferred compensation of $219,000 related to certain performance-based options held by an officer of the Company to acquire 65,170 shares of common stock issued in exchange for similar options granted by Phoenix. This deferred stock compensation will be amortized over the vesting period of the underlying options, generally straight-line over four years.

      The following table sets forth the option activity under Phoenix and inSilicon's option plans for all employees of the Company. Phoenix shares have been restated to equivalent inSilicon shares based upon the appropriate exchange ratio.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                     Weighted Average
                                                            Shares    Exercise Price
                                                          ---------------------------
Shares under option, September 30, 1997                     735,773        $4.94

    Options granted                                         494,128         2.78
    Options exercised                                       (28,029)        0.17
    Options canceled                                        (57,798)        6.98
                                                          ---------------------------
Shares under option, September 30, 1998                   1,144,074         4.02

    Options granted                                         639,390         5.33
    Options exercised                                      (156,767)        0.80
    Options canceled                                       (154,749)        6.00
                                                          ---------------------------
Shares under option, September 30, 1999                   1,471,948         4.72

    Options granted                                       1,737,505         8.24
    Options exercised                                      (215,008)        4.78
    Options canceled                                       (471,097)        4.92
                                                          ---------------------------
Shares under option, September 30, 2000                   2,523,348         7.10
                                                          ===========================

      As of September 30, 2000, options to purchase 1,261,644 shares were available for future grants under the 2000 Stock Plan.

      The following table summarizes information about stock options outstanding at September 30, 2000:

                                     Options Outstanding                    Options Exercisable
                      --------------------------------------------------  ------------------------
                                         Weighted
                                         Average
        Range           Number          Remaining           Weighted       Number      Weighted
         Of               of         Contractual Life        Average         of         Average
   Exercise Prices      Shares           (years)          Exercise Price   Shares    Exercise Price
---------------------------------  ---------------------  --------------  ---------  -------------
$  0.0591 - $  4.5650    380,204           7.62               $2.9818      148,320      $2.8692
$  4.6026 - $  6.0083    386,578           8.66                5.6763      153,511       5.3364
$  6.1090 - $  7.1831    118,765           8.39                6.5790       38,253       6.6584
$  7.3600 - $  7.3600    792,332           9.22                7.3600      177,630       7.3600
$  7.3750 - $  8.7500    248,385           8.84                8.1565       59,043       8.0447
$  9.0000 - $  9.1971    448,845           9.40                9.0029       72,274       9.0179
$ 10.5000 - $ 20.3750    148,239           6.85               12.9168       87,402      10.7486
                      -----------  ---------------------  --------------  ---------  -------------
$  0.0591 - $ 20.3750  2,523,348           8.71               $7.1027      736,433      $6.6170
                      ===========  =====================  ==============  =========  =============

      EMPLOYEE STOCK PURCHASE PLAN. In January 2000, the Company's stockholders authorized the 2000 employee stock purchase plan. Under the terms of the plan, employees may elect to deduct up to 10% of their total compensation to purchase the Company's common stock. The plan contains consecutive, overlapping, twenty-four month offering periods, and each offering period includes four six-month purchase periods. Purchases of Company stock are made at the end of each purchase period at a price generally equal to 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of the purchase period. A total of 250,000 shares of common stock have been reserved for issuance under the 2000 purchase plan, plus annual increases equal to the lesser of (a) 0.3125% of the outstanding shares on the last day of the prior fiscal year and (b) 100,0000 shares. During fiscal year 2000, employees of the Company purchased approximately 14,062 shares under the 2000 purchase plan at an average price of $5.525 per share. As of September 30, 2000, 14,062 shares had been issued under the plan and 235,938 shares remained reserved for future issuance.

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Phoenix has an employee stock purchase plan for all eligible employees. Under the terms of the plan, shares of Phoenix's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During fiscal years 1999 and 1998, employees of the Company purchased approximately 61,000 and 20,000 shares under the Phoenix plan at average prices of $5.92 and $9.96 per share, respectively.

      401(K) SAVINGS PLAN. In February 2000, the Company established a 401(k) retirement plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the board of directors. Company matching contributions are made at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary up to a maximum of $3,000 annually. Matching contributions vest over a four-year period which starts with the participant's employment start date with inSilicon. inSilicon's matching contributions were approximately $148,000 in fiscal year 2000.

      Phoenix has a retirement plan 401(k) Plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. Phoenix has historically made matching contributions of 25% of each participant's contribution, up to a match of $1,000 per year per participant. Matching contributions vest over a four-year period which starts with the participant's employment start date with Phoenix. Phoenix's matching contributions for employees of the Company were approximately $30,000 and $29,000 in fiscal years 1999 and 1998, respectively.

      DISCLOSURES OF STOCK-BASED COMPENSATION PLAN. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 2000, 1999 and 1998 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2000, 1999 and 1998:

                                     Employee Stock Options    Employee Stock Purchase Plan
                                     -----------------------  -----------------------------
                                       2000   1999    1998       2000      1999      1998
                                     -------- ------ -------  ---------   -------  --------
Expected life from vest date (in       0.90   0.70    0.70       0.50      0.50      0.50
years)
Risk-free interest rate                6-7%   5-6%    6-7%       6-7%      5-6%      6-7%
Volatility                             1.54   0.56    0.57       1.54      0.56      0.57
Dividend yield                         None   None    None       None      None      None

      The weighted average estimated fair value of employee stock options granted during fiscal years 2000, 1999 and 1998, was $7.75, $2.35 and $4.03 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal years 2000, 1999 and 1998 was $5.39, $1.15 and $1.97, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

                              INSILICON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                Years ended September 30,
                                          -------------------------------------
(in thousands, except per share amounts)    2000          1999           1998
----------------------------------------  --------     ---------       --------
Net loss:
    As reported                           $(1,265)     $ (12,082)      $ (7,101)
    Pro forma                              (5,559)       (12,193)        (7,665)

Basic loss per share:
    As reported                           $ (0.10)           n/a            n/a
    Pro forma                               (0.46)           n/a            n/a

Diluted loss per share:
    As reported                           $ (0.10)           n/a            n/a
    Pro forma                               (0.46)           n/a            n/a

Note 13. Subsequent Events

      In November 2000, the Company entered into an agreement to acquire Xentec. Inc. ("Xentec"), a privately-held developer of analog and mixed-signal intellectual property. Under the terms of the Xentec agreement, the Company issued 634,056 shares of common stock and assumed options to purchase an additional 96,004 shares of common stock in exchange for all outstanding Xentec shares and options as of the date of closing, which was December 18, 2000. Also, the Company will issue up to an additional 415,000 shares of common stock to the selling stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. The Xentec acquisition will be accounted for as a purchase.

      Also in November 2000, the Company entered into an agreement to acquire the wireless design group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, the Company will pay $1,530,000 over a 12-month period to acquire certain Bluetooth baseband technology under development by HD Lab. The Company also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab.

                                   SCHEDULE II

                              INSILICON CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2000
                                 (in thousands)

                                    Balance at                            Balance at
                                     Beginning                                End of
Year Ended                             of Year  Provisions  Deductions (1)      Year
-----------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

September 30, 2000                     $364       $  --        $(215)       $149

September 30, 1999                      198         224          (58)        364

September 30, 1998                      224         (21)          (5)        198

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.

                                  EXHIBIT INDEX

      Set forth below is a list of exhibits that are being filed or incorporated by reference to this Form 10-K:

Exhibit
 Number     Description
--------------------------------------------------------------------------------

    3.1 Restated Certificate of Incorporation of inSilicon Corporation (incorporated herein by reference to Exhibit 3.1 to inSilicon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 000-29513).

    3.2 By-laws of inSilicon Corporation (incorporated herein by reference to Exhibit 3.1 to inSilicon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 000-29513).

    4.1     Specimen Stock Certificate (incorporated herein by reference to
            Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-94573 (the "Registration Statement")).

    4.2     Common Stock Purchase Warrant (incorporated herein by reference to
            Exhibit 4.2 to the Registration Statement).

    10.1 Agreement and Plan of Reorganization dated as of September 17, 1998 by and among Phoenix Technologies Ltd., Phoenix Sub Corporation, Sand Microelectronics, Inc. and Babu Chilukuri, Anand C. Naidu and Ajit Deora (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

    10.2 Contribution Agreement dated as of November 30, 1999, between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

    10.3 Form of Indemnification Agreement between inSilicon Corporation and each of its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

   10.4 +   1999 Stock Option Plan (incorporated herein by reference to Exhibit
            10.4 to the Registration Statement).

   10.5 + 2000 Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

   10.6 +   Amendment of 2000 Employee Stock Purchase Plan.

    10.7 Amended and Restated Initial Public Offering Agreement dated as of March 15, 2000 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.7 to the Registration Statement).

    10.8 Registration Rights Agreement dated as of November 30, 1999 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement).

    10.9 Services and Cost-Sharing Agreement dated as of November 30, 1999 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

   10.10 Employee Matters Agreement dated as of November 30, 1999 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

Exhibit
 Number     Description
--------------------------------------------------------------------------------

   10.11 Tax-sharing Agreement dated as of November 30, 1999 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

   10.12 Technology Distributor Agreement dated as of November 30, 1999 by and between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

  10.13 + Key Executive Officer Severance Agreement with Wayne Cantwell (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

  10.14 + Key Executive Officer Severance Agreement with William Meyer (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

  10.15 + Key Executive Officer Severance Agreement with Barry Hoberman (incorporated herein by reference to Exhibit 10.15 to the Registration Statement).

  10.16 + Key Executive Officer Severance Agreement with Robert Nalesnik (incorporated herein by reference to Exhibit 10.16 to the Registration Statement).

   10.17 Loan and Security Agreement dated January 18, 2000 between Silicon Valley Bank and inSilicon Corporation (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

    21.1    List of Subsidiaries.

    23.1    Consent of Ernst & Young LLP.

    24.1    Power of Attorney. [if applicable]

     27     Financial Data Schedule.

-------------

      +     Management contract or compensatory plan or arrangement.