Form 10-Q
period 2000-12-31
INSILICON CORP
filed 2001-02-14
CIK 1099425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period ____________ to ____________ .

                        Commission file number 000-29513

                              INSILICON CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                   77-0526155
------------------------------------         -----------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                            Number)

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

                                 YES |X| NO |_|

         As of January 31, 2001 there were 14,856,650 outstanding shares of the Registrant's common stock, $.001 par value.

                              INSILICON CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 2000 and September 30, 2000.........................3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended December 31, 2000 and 1999....................4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2000 and 1999....................5

              Notes to Condensed Consolidated Financial Statements.............6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......14

PART  II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.......................14

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits........................................................14

              Reports on Form 8-K.............................................14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              INSILICON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                      December 31,   September 30,
                                                                          2000           2000
                                                                        --------       --------
                                        Assets                         (unaudited)
Current assets:
      Cash and cash equivalents                                         $ 33,287       $ 38,181
      Accounts receivable, net of allowances of $159 and $149 at
         December 31, 2000 and September 30, 2000                          7,138          6,699
      Receivable from Phoenix Technologies Ltd.                              358          1,054
      Other current assets                                                 2,689          1,992
                                                                        --------       --------
         Total current assets                                             43,472         47,926

Other marketable securities                                                1,338            838
Property and equipment, net                                                1,369          1,231
Computer software costs, net                                               6,967          5,385
Goodwill and other intangible assets, net                                 18,777          8,000
Other assets                                                                 349            330
                                                                        --------       --------
      Total assets                                                      $ 72,272       $ 63,710
                                                                        ========       ========

         Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                  $  1,362       $  1,243
      Payroll and related liabilities                                      1,429          2,307
      Deferred revenue                                                     2,459          2,692
      Accrued merger costs                                                   469            756
      Other accrued liabilities                                            3,003          1,630
                                                                        --------       --------
         Total current liabilities                                         8,722          8,628

Long-term obligations                                                      3,271          2,955

Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $0.001; 15,000 shares authorized,
         none outstanding                                                     --             --
      Common stock, par value $0.001; 100,000 shares authorized,
         14,847 and 14,129 shares issued and outstanding at
         December 31, 2000 and September 30, 2000                             15             14
      Additional paid-in capital                                          85,843         77,232
      Deferred stock-based compensation                                   (1,315)        (1,078)
      Accumulated deficit                                                (24,293)       (24,093)
      Accumulated translation adjustment                                      29             52
                                                                        --------       --------
         Total stockholders' equity                                       60,279         52,127
                                                                        --------       --------
      Total liabilities and stockholders' equity                        $ 72,272       $ 63,710
                                                                        ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
Revenue:
     License fees (1)                                                            $  4,820       $  3,857
     Services                                                                       1,208          1,400
                                                                                 --------       --------
     Total revenue                                                                  6,028          5,257

Cost of revenue:
     License fees                                                                     246            553
     Services                                                                         123            208
     Amortization of purchased technology                                             314            314
                                                                                 --------       --------
     Total cost of revenue                                                            683          1,075
                                                                                 --------       --------

Gross margin                                                                        5,345          4,182

Operating expenses:
     Research and development                                                       2,182          2,007
     Sales and marketing                                                            2,325          1,712
     General and administrative                                                       847            731
     Amortization of intangible assets                                                584            555
     Stock-based compensation                                                         143            236
                                                                                 --------       --------
     Total operating expenses                                                       6,081          5,241
                                                                                 --------       --------

Loss from operations                                                                 (736)        (1,059)

Interest and other income, net                                                        536             --
                                                                                 --------       --------
Loss before income taxes                                                             (200)        (1,059)
Benefit for income taxes                                                               --            (68)
                                                                                 --------       --------

Net loss                                                                         $   (200)      $   (991)
                                                                                 ========       ========

Net loss per share (pro forma for the three-month period ended December 31, 1999):

         Basic                                                                   $  (0.01)      $  (0.10)
                                                                                 ========       ========
         Diluted                                                                 $  (0.01)      $  (0.10)
                                                                                 ========       ========

Shares used in per share calculation (pro forma for the three-month period ended December 31, 1999):

         Basic                                                                     14,262         10,400
                                                                                 ========       ========
         Diluted                                                                   14,262         10,400
                                                                                 ========       ========

(1) Includes related party revenue from Phoenix Technologies Ltd.                $    773       $     --
                                                                                 ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                Three Months Ended
                                                                                    December 31,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------       -------
Cash flows from operating activities:
     Net loss                                                                 $   (200)      $  (991)
     Reconciliation of net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                           1,074         1,355
         Stock-based compensation                                                  143           236
         Change in operating assets and liabilities, net of effects from Xentec acquisition:
              Accounts receivable                                                 (314)        1,689
              Receivable from Phoenix Technologies Ltd.                            696            --
              Other assets                                                        (671)         (522)
              Accounts payable                                                    (625)          173
              Payroll and related liabilities                                     (878)         (464)
              Deferred revenue                                                    (233)           --
              Other accrued liabilities                                             27           117
                                                                              --------       -------
                  Total adjustments                                               (781)        2,584
                                                                              --------       -------
         Net cash provided by (used in) operating activities                      (981)        1,593
                                                                              --------       -------

Cash flows from investing activities:
     Purchases of property and equipment                                          (162)          (64)
     Additions to computer software costs                                         (700)           --
     Purchase of long-term investment                                             (500)           --
     Acquisition of Xentec, Inc.                                                (2,973)           --
                                                                              --------       -------
         Net cash used in investing activities                                  (4,335)          (64)
                                                                              --------       -------

Cash flows from financing activities:
     Net decrease in contribution from stockholder                                  --        (1,529)
     Proceeds from stock purchases under stock option and
         stock purchase plans                                                      445            --
                                                                              --------       -------
         Net cash provided by (used in) financing activities                       445        (1,529)
                                                                              --------       -------

Effect of exchange rate changes on cash and cash equivalents                       (23)           --
                                                                              --------       -------
Net decrease in cash and cash equivalents                                       (4,894)           --

Cash and cash equivalents at beginning of period                                38,181            --
                                                                              --------       -------
Cash and cash equivalents at end of period                                    $ 33,287       $    --
                                                                              ========       =======
Supplemental disclosure of cash flow information:
     Issuance of common and preferred stock upon capitalization,
        net of deferred taxes                                                       --       $ 2,736
     Issuance of stock options, common and exchangeable
        preferred stock in connection with the acquisition of Xentec          $  8,167            --
     Deferred stock compensation cost in connection with the acquisition
        of Xentec                                                             $   (380)           --

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              INSILICON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of inSilicon Corporation and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or for any other future period.

      The Company was incorporated in November 1999. Prior to that date, the Company has been operated as a division of Phoenix Technologies Ltd. ("Phoenix"). All cash provided by Phoenix has been recorded as equity contributions from Phoenix in the accompanying consolidated financial statements. From November 1999 until the Company's initial public offering in March 2000, the Company's cash requirements were provided by Phoenix in the form of a working capital loan and cash management for the Company was performed by Phoenix on a centralized basis. The Company's condensed consolidated financial statements include certain costs and expenses incurred by Phoenix and allocated to the Company based upon certain pro rata metrics. See Note 6.

NOTE 2. BUSINESS COMBINATIONS

      Xentec, Inc.

      In December 2000, the Company acquired all of the outstanding capital stock of Xentec, Inc. ("Xentec"), a privately held developer of analog and mixed-signal intellectual property. The consideration consisted of the following:

o     cash payments of $2,973,000,

o     15,678 shares of the Company's common stock,

o     options to purchase 96,004 shares of the Company's common stock, and

o 618,378 exchangeable preferred shares of inSilicon Canada Ltd. ("inSilicon Canada"), a corporation governed by the laws of Canada and indirect, wholly-owned subsidiary of the Company. The exchangeable preferred shares of inSilicon Canada are convertible on a one-for-one basis into common shares of the Company.

      In addition, inSilicon Canada will issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Xentec have been included in the Company's consolidated balance sheet as of

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

December 31, 2000, and the results of operations of Xentec from the date of acquisition through December 31, 2000, have been included in the Company's accompanying consolidated statement of operations for the three-month period ended December 31, 2000.

      The total initial purchase cost of approximately $11.9 million exceeded the cost of the assets acquired as follows (in thousands):

Total consideration                                                    $ 11,456
Deferred compensation costs                                                (380)
Liabilities assumed                                                         254
Acquisition costs                                                           548
                                                                       --------
Total initial purchase cost                                              11,878
Less: Assets acquired                                                    (1,112)
                                                                       --------
Excess of purchase cost over assets acquired                           $ 10,766
                                                                       ========

      The assets acquired include $197,000 of software development costs (that are being amortized on a straight-line basis over four years) and $592,000 of other intangible assets (that are being amortized on a straight-line basis over six years). The other intangible assets capitalized represent the value of the installed base of customers, the distribution channel and the related agreements acquired. The $10.8 million of excess of purchase cost over assets acquired was recorded as goodwill and is being amortized on a straight-line basis over six years.

      The following unaudited, pro forma information shows the results of operations of the Company for the three-month periods ended December 31, 2000 and 1999, as if the Xentec acquisition had occurred at the beginning of the period and at the purchase cost established in December 2000. Included in the unaudited, pro forma results is the straight-line amortization of goodwill and other intangibles over the periods described above. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations to be anticipated from the combined companies (in thousands):

December 31,                                       2000                   1999
                                                 --------               --------
Revenue                                          $ 6,144                $ 5,485
Net loss                                         $  (714)               $(1,482)

HD Lab, K.K.

      In December 2000, the Company acquired the wireless design services group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, the Company will pay $1,579,000 through December 2001 to acquire certain Bluetooth baseband technology. The Company also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. As of December 31, 2000, $579,000 of the technology costs has been paid, the remaining $1 million was recorded in other accrued liabilities, and $1,579,000 has been capitalized as computer software costs.

NOTE 3. EARNINGS PER SHARE

      Prior to November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, the net loss per share amount for the three-month period ended December 31, 1999 has been presented on a pro forma basis in the consolidated financial statements. Basic loss per share is computed on the basis of the weighted average number of common

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. In periods in which a net loss is generated, the Company does not include the effects of outstanding options and warrants when calculating diluted net loss per share, as their inclusion would be anti-dilutive. If the Company had reported net income for the three-month period ended December 31, 2000, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 452,682 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method).

NOTE 4. COMPREHENSIVE INCOME (LOSS)

      The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses were not materially different from net losses incurred for the three months ended December 31 1999 and 2000.

NOTE 5. GEOGRAPHIC REPORTING

      The Company evaluates geographic segment performance based on revenue. Revenue by geographic region for the three months ended December 31, 2000 and 1999, was as follows (in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                       2000                1999
                                                      ------              ------
North America                                         $3,386              $3,469
Asia                                                   1,976               1,230
Europe                                                   666                 558
                                                      ------              ------
     Total revenue                                    $6,028              $5,257
                                                      ======              ======

NOTE 6. RELATED PARTY TRANSACTIONS

      Prior to November 1999, the Company was operated as a division of Phoenix and the Company's operations were funded entirely by Phoenix. Net financing provided by Phoenix for the three-month period ended December 1999 was not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

      The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. Under the terms of the Technology Distributor Agreement, Phoenix is licensed to distribute certain of the Company's products in Asia and Phoenix pays the Company a sublicense fee related to such distribution. Under the terms of the Services and Cost Sharing Agreement, Phoenix provides to the Company certain administrative services, such as data processing, telecommunications and information technology support, accounting, financial management, tax preparation and facilities management. These administrative costs are generally allocated to the Company based upon the aggregate cost of the services to Phoenix and the Company multiplied by the pro rata number of the Company's employees. The combined impact of these agreements on the

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

consolidated statements of operations of all related party transactions with Phoenix is summarized below (in thousands):

                                                               Three Months Ended
                                                                   December 31,
                                                                ----------------
                                                                2000        1999
                                                                ----        ----
Revenue                                                         $773        $ --

Costs and expenses:
    Cost of revenue                                              123          --
    Research and development                                     193         302
    Sales and marketing                                          155         147
    General and administrative                                   273          40
                                                                ----        ----
    Total costs and expenses                                    $744        $489
                                                                ====        ====

      In December 2000, the Company recognized $504,000 in revenue related to a license to a corporation whose Chief Executive Officer is a director of the Company.

      In December 2000, the Company purchased a minority interest in another company whose Chief Executive Officer is a director of the Company. The investment of $500,000 is listed as other marketable securities on the Company's condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of increased sales to original equipment manufacturers, and plans to improve and enhance existing products and develop new products.

      The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, increased costs as a result from the Company's separation from Phoenix, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to integrate acquisitions and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Company Overview

      inSilicon Corporation ("inSilicon" or the "Company") is a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. The Company provides cores, related silicon subsystems and firmware to over 450 customers that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

      The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. ("Phoenix"). As of November 30, 1999, Phoenix transferred certain assets to inSilicon substantially in exchange for 10,400,000 shares of inSilicon's Series A Preferred Stock and the assumption of certain liabilities. In March 2000, inSilicon completed its initial public offering in which it sold 3,500,000 shares of common stock, which generated net proceeds of $37.0 million. In conjunction with the initial public offering, all shares of Series A Preferred Stock were converted on a one-to-one basis into common stock.

      The Company has incurred operating and net losses for nearly all historical periods. These losses have primarily resulted from two factors: research and development and marketing costs incurred in order to generate market share and revenue growth; and charges for restructurings, merger costs, and amortization of acquired intangible assets.

      The Company's condensed consolidated financial statements prior to November 30, 1999, were derived from the historical books and records of Phoenix. Prior to November 30, 1999, the consolidated balance sheets include all assets and liabilities directly attributable to inSilicon and the condensed consolidated statements of operations include all revenue and expenses attributable to the Company, including direct charges and allocated costs for shared facilities, functions and services used by the Company and provided by Phoenix. These allocations were generally based on pro rata personnel, revenue generated or costs incurred.

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

      The Company entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix's headquarters and insurance premiums. The amount charged to the Company is equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of inSilicon employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting which had an initial term that extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs and the Company anticipates further extension of the Services and Cost-Sharing Agreement through the second quarter of fiscal 2001. Phoenix or the Company can generally terminate on 30 days' written notice.

Revenue

      Revenue for the three months ended December 31, 2000 was $6.0 million, an increase of 15% from $5.3 million for the comparable period of fiscal 2000. This increase consists of growth in license fees revenue of $963,000 and a decline in services revenue $192,000. Contributing to the increase in license fees was the growth in the re-use licenses of semiconductor intellectual property by existing customers and increased royalties from customers who completed their design cycle and commenced shipment of semiconductors that include our technology. Services revenue declined due largely to a decrease in non-recurring engineering work for USB firmware.

      Revenue by geographic region for the three months ended December 31, 2000 and 1999 was as follows (dollars in thousands):

                                                                                         % of Consolidated
                                                       Amount                                 Revenue
                                                 ------------------                     -------------------
Three months ended December 31:                    2000       1999         % Change      2000         1999
                                                 -------    -------      ------------   -------     -------
   North America                                 $ 3,386    $ 3,469           (2)%           56%         66%
   Asia                                            1,976      1,230            61%           33%         23%
   Europe                                            666        558            19%           11%         11%
                                                 -------    -------                     -------     -------
       Total revenue                             $ 6,028    $ 5,257            15%          100%        100%
                                                 =======    =======                     =======     =======

      During the three months ended December 31, 2000, the Company experienced revenue growth in both Asia and Europe over the comparable period in fiscal 2000 due to the growing market acceptance of outsourced intellectual property in the regions and the Company's continuing development of extended direct and indirect market channels throughout Europe and Asia.

Gross Margin

      Gross margin is revenue less cost of revenue. License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing non-recurring engineering services to customers, and related-party costs from Phoenix. Gross margin for the three months ended December 31, 2000 was $5.3 million (or 89% of revenue), an increase of 26% from $4.2 million (or 80% of revenue) for the comparable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

period of fiscal 2000. The increase was partially due to revenue growth. Also contributing to the increase was a reduction of $220,000 for the amortization of capitalized development costs for two product lines, as these costs were fully amortized in fiscal 2000.

Research and Development Expenses

      Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three months ended December 31, 2000, increased $175,000 (9%) from the comparable period in fiscal 2000. The increase was principally attributable to higher headcount. The Company expects research and development expenses to increase approximately 20% sequentially in the quarter ending March 2001 due to the integration of the Xentec and HD Lab development teams.

Sales and Marketing Expenses

      Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, as well as direct selling, channel development and other sales activities. These costs include direct out-of-pocket and payroll expenses and an allocation from Phoenix of costs associated with corporate marketing programs and field selling activities. Sales and marketing expenses for the three months ended December 31, 2000, increased $613,000 (36%) from the comparable period in fiscal 2000. The increase was due to increases in direct sales headcount, product marketing headcount and increased variable selling costs due to revenue growth.

General and Administrative Expenses

      General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These costs entirely represent allocations from Phoenix through October 31, 1999. Beginning November 1, 1999, the date of the Company's incorporation, these costs include both direct administrative costs incurred by the Company and an allocation of costs under the Company's Services and Cost-Sharing Agreement with Phoenix. General and administrative expenses for the three months ended December 31, 2000, increased $116,000 (16%) from the corresponding period of fiscal 2000. The increase was due to increases in headcount for accounting, legal and personnel.

Amortization of Intangible Assets

      Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998 and the purchase of Xentec, Inc. in December 2000. Goodwill is being amortized over a six-year period, while other intangible assets are being amortized over three-to six-year periods.

Stock-Based Compensation

      Stock-based compensation expense for the three months ended December 31, 2000, was $143,000. The charge was due to stock options granted with exercise prices less than the fair market value of the Company's common stock on the grant date. Deferred stock compensation of $1.7 million was recorded associated with these grants, the remainder of which will be amortized by charges to operations over the vesting periods of the options, generally straight-line over four years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

      In the second quarter of fiscal year 2000, we raised net proceeds of $37.0 million from our initial public offering. In addition, we have a secured bank line of credit with Silicon Valley Bank, which will provide up to $5.0 million in working capital. Borrowings, if any, will bear interest at prime plus 0.25%. This line of credit expires in January 2001 and requires us to comply with various financial covenants, including a minimum quick ratio and a maximum on aggregate annual losses. As of December 31, 2000, we were in compliance and there were no borrowings outstanding under this line of credit. As of December 31, 2000, the Company's sources of liquidity include cash and cash equivalents of $33.3 million.

      Cash used in operating activities was $981,000 for the three months ended December 31, 2000, as compared to cash provided by operating activities of $1.6 million for the three months ended December 31, 1999. Cash used in operating activities during the three months ended December 31, 2000, included the impact of increases in accounts receivable and other current assets and decreases in accounts payable, accrued payroll and deferred revenue. The increase in accounts receivable was primarily due to the timing of payments from customers. Cash provided by operating activities during the three months ended December 31, 1999, was primarily attributable to a decrease in accounts receivable and increases in accounts payable and other accrued liabilities.

      As a portion of the consideration for the acquisition of Sand, we entered into an earn-out agreement with the selling stockholders. Under the terms of the agreement, the selling stockholders may earn additional purchase price consideration for each of the three years ending September 30, 2001, contingent upon our financial performance. The maximum contingent consideration is $3.7 million, of which approximately $1.6 million represents minimum anticipated payments that were recorded as accrued merger costs at the time of the acquisition. Future payments are due subsequent to the end of each of the three fiscal years ending September 2001, and payments in excess of amounts accrued, if any, will be recorded as additional goodwill and amortized over the remaining life of the original goodwill recorded. Approximately $800,000 was earned in fiscal year 2000 and $287,000 was paid in the first quarter of fiscal year 2001. Approximately $867,000 was earned in fiscal year 1999 and paid in fiscal year 2000.

      Cash used in investing activities was $4.3 million for the three months ended December 31, 2000. Cash used in the period was primarily due to purchases of Xentec, Inc., the wireless design services group of HD Labs K.K., long-term investments and property and equipment.

      Net cash provided by financing activities was $445,000 for the three months ended December 31, 2000. Net cash provided related to the proceeds from the exercise of common stock options and issuance of stock under the employee stock purchase plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to the impact of interest rate changes, currency fluctuations, and changes in the market values of its investments has not changed materially from that described in the Company's Form 10-K Annual Report for the fiscal year ended September 30, 2000.

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

      During the quarter ended December 31, 2000, the Company used proceeds from the initial public offering to acquire all of the outstanding stock of Xentec, Inc. and the wireless design services group of HD Lab, K.K. The remaining net proceeds will be used for general corporate purposes, including working capital, sales and marketing, and research and development. Additionally, the Company may use a portion of the net proceeds to acquire complementary products, technologies or companies. Pending use, the net proceeds will be invested in short-term securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            None

      (b)   Reports on Form 8-K.

            The Company filed a report on Form 8-K on December 29, 2000 describing its acquisition of all the outstanding securities of Xentec, Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INSILICON CORPORATION


Date: February 14, 2001           By:  /s/ WAYNE C. CANTWELL
                                       ---------------------
                                       Wayne C. Cantwell
                                       President, Chief Executive
                                         Officer and acting Chief
                                         Financial Officer