Form 10-Q
period 2001-03-31
INSILICON CORP
filed 2001-05-14
CIK 1099425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001
                               --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to          .
                         -----------  ----------

                        Commission file number 000-29513
                                               ---------

                              INSILICON CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                        77-0526155
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

                                  YES  X  NO
                                      ---   ---

     As of April 30, 2001 there were 14,290,477 outstanding shares of the Registrant's common stock, $.001 par value.

                              INSILICON CORPORATION

                                    FORM 10-Q

                                      INDEX
                                      -----


                                                                           PAGE

PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2001 and September 30, 2000.........................3

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended March 31, 2001 and 2000............4

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended March 31, 2001 and 2000......................5

              Notes to Condensed Consolidated Financial Statements..........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...16


PART  II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds....................16

     Item 4.  Submission of Matters to a Vote of Security Holders..........17

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits.....................................................17

              Reports on Form 8-K..........................................17


PART I. FINANCIAL

ITEM 1. FINANCIAL STATEMENTS

                              INSILICON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share amounts)

                                                                                      March 31,               September 30,
                                                                                         2001                     2000
                                                                                   -----------------        ------------------
                                             Assets                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                               $33,105                   $38,181
    Accounts receivable, net of allowances of $401 and $149 at
         March 31, 2001 and September 30, 2000                                                4,560                     6,699
    Receivable from Phoenix Technologies Ltd.                                                   135                     1,054
    Other current assets                                                                      2,345                     1,992
                                                                                   -----------------        ------------------
         Total current assets                                                                40,145                    47,926

Investments                                                                                   1,338                       838
Property and equipment, net                                                                   1,600                     1,231
Computer software costs, net                                                                  6,485                     5,385
Goodwill and other intangible assets, net                                                    19,055                     8,000
Other assets                                                                                    349                       330
                                                                                   -----------------        ------------------
         Total assets                                                                       $68,972                   $63,710
                                                                                   =================        ==================

              Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                           $800                    $1,243
    Payroll and related liabilities                                                           1,621                     2,307
    Deferred revenue                                                                          3,072                     2,692
    Purchase consideration payable                                                            1,601                       756
    Other accrued liabilities                                                                 1,402                     1,630
                                                                                   -----------------        ------------------
         Total current liabilities                                                            8,496                     8,628

Deferred tax liabilities                                                                      2,367                     2,955
Commitments and contingencies
Stockholders' equity:
    Preferred stock, par value $0.001; 15,000 shares authorized,
         none outstanding                                                                         -                         -
    Exchangeable preferred stock, par value $0.001; unlimited shares authorized,
         618 shares issued and outstanding at March 31, 2001                                      1                         -
    Common stock, par value $0.001; 100,000 shares authorized,
         14,270 and 14,129 shares issued and outstanding at
         March 31, 2001 and September 30, 2000                                                   14                        14
    Additional paid-in capital                                                               85,899                    77,232
    Deferred stock-based compensation                                                        (1,134)                   (1,078)
    Accumulated deficit                                                                     (26,693)                  (24,093)
    Accumulated translation adjustment                                                           22                        52
                                                                                   -----------------        ------------------
         Total stockholders' equity                                                          58,109                    52,127
                                                                                   -----------------        ------------------
    Total liabilities and stockholders' equity                                              $68,972                   $63,710
                                                                                   =================        ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.


                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                         Three Months Ended       Six Months Ended
                                                                              March 31,                  March 31,
                                                                     -----------------------    ----------------------
                                                                        2001        2000          2001        2000
                                                                     -----------  ----------    ----------  ----------
Revenue:
  License fees (1)                                                       $3,840      $4,588        $8,660      $8,445
  Services                                                                1,427       1,250         2,635       2,650
                                                                     -----------  ----------    ----------  ----------
  Total revenue                                                           5,267       5,838        11,295      11,095

Cost of revenue:
  License fees                                                              292         307           538         860
  Services                                                                   70         394           193         602
  Amortization of purchased technology                                      322         314           636         628
                                                                     -----------  ----------    ----------  ----------
  Total cost of revenue                                                     684       1,015         1,367       2,090

Gross margin
                                                                          4,583       4,823         9,928       9,005

Operating expenses:
  Research and development                                                3,181       1,994         5,363       4,001
  Sales and marketing                                                     2,426       2,026         4,751       3,738
  General and administrative                                              1,492         873         2,339       1,604
  Amortization of intangible assets                                       1,078         555         1,662       1,110
  Stock-based compensation                                                  181         125           324         361
                                                                     -----------  ----------    ----------  ----------
  Total operating expenses                                                8,358       5,573        14,439      10,814

Loss from operations                                                     (3,775)       (750)       (4,511)     (1,809)
Interest and other income, net                                              471          25         1,007          25
                                                                     -----------  ----------    ----------  ----------
Loss before income taxes                                                 (3,304)       (725)       (3,504)     (1,784)
Income taxes (credit)                                                      (904)        (48)         (904)       (116)
                                                                     -----------  ----------    ----------  ----------
Net loss                                                                $(2,400)     $ (677)      $(2,600)    $(1,668)
                                                                     ===========  ==========    ==========  ==========
Net loss per share (pro forma for the six-month
    period ended March 31, 2000):
Basic and diluted                                                        ($0.16)     ($0.06)       ($0.18)     ($0.16)

Shares used in per share calculation (pro forma for the
    six-month period ended March 31, 2000):
Basic and diluted                                                        14,866      10,830        14,560      10,612

(1) Includes related party revenue from Phoenix Technologies Ltd.          $179       $ 402          $952       $ 402


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                                     Six Months Ended
                                                                                                         March 31,
                                                                                                ---------------------------
                                                                                                       2001           2000
                                                                                                ------------   ------------
Cash flows from operating activities:
        Net loss                                                                                  $ (2,600)      $ (1,668)
        Reconciliation of net loss to net cash provided by (used in) operating activities:
             Depreciation and amortization                                                           2,652          2,506
             Stock-based compensation                                                                  324            361
             Change in operating assets and liabilities, net of effects from Xentec acquisition
                  Accounts receivable                                                                2,264           (273)
                  Receivable from Phoenix Technologies Ltd.                                            919              -
                  Other assets                                                                        (327)          (463)
                  Accounts payable                                                                  (1,187)           591
                  Payroll and related liabilities                                                     (686)          (494)
                  Deferred revenue                                                                     380            (49)
                  Payable to Phoenix Technologies Ltd.                                                   -          3,409
                  Other accrued liabilities                                                         (1,342)          (700)
                  Long term obligations                                                               (904)           (45)
                                                                                                ------------   ------------
                        Total adjustments                                                            2,093          4,843
                                                                                                ------------   ------------
             Net cash provided by (used in) operating activities                                      (507)          3,175
Cash flows from investing activities:
        Purchases of property and equipment                                                           (568)            (44)
        Additions to computer software costs                                                          (843)              -
        Purchase of long-term investment                                                              (500)              -
        Acquisition of Xentec, Inc.                                                                 (3,129)              -
                                                                                                ------------   ------------
             Net cash used in investing activities
                                                                                                    (5,040)            (44)

Cash flows from financing activities:
        Net decrease in contribution from stockholder                                                    -          (1,529)
        Proceeds from stock purchases under stock option and stock purchase plans                      501             665
        Proceeds from initial public offering of common stock, net                                       -          37,714
                                                                                                ------------   ------------
             Net cash provided by financing activities                                                 501          36,850

Effect of exchange rate changes on cash and cash equivalents
                                                                                                       (30)             44
                                                                                                ------------   ------------
Net (decrease) increase in cash and cash equivalents                                                (5,076)         40,025
Cash and cash equivalents at beginning of period                                                    38,181               -
                                                                                                ------------   ------------
Cash and cash equivalents at end of period                                                         $ 33,105       $ 40,025
                                                                                                ============   ============
Supplemental disclosure of cash flow information:
        Issuance of common and preferred stock upon capitalization,
             net of deferred taxes                                                                        -         $2,736

        Issuance of common stock, exchangeable preferred
             stock and stock options in connection with the acquisition of Xentec                  $  8,167
                                                                                                                         -
        Deferred stock compensation cost in connection with the acquisition
             of Xentec                                                                                  380              -
        Deferred stock-based compensation                                                                 -          1,721

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or for any other future period.

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

     XENTEC, INC.
     ------------

     In December 2000, the Company acquired all of the outstanding capital stock of Xentec, Inc. ("Xentec"), a privately held developer of analog and mixed-signal intellectual property. The consideration consisted of the following:

     o    cash payments of $2,973,000,

     o    15,678 shares of the Company's common stock,

     o    options to purchase 96,004 shares of the Company's common stock, and

     o 618,378 exchangeable preferred shares of inSilicon Canada Ltd. ("inSilicon Canada"), a corporation governed by the laws of Canada and an indirect subsidiary of the Company. The exchangeable preferred shares of inSilicon Canada are convertible on a one-for-one basis into common shares of the Company.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


     In addition, inSilicon Canada will issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Xentec have been included in the Company's consolidated balance sheet as of March 31, 2001, and the results of operations of Xentec from the date of acquisition through March 31, 2001, have been included in the Company's accompanying consolidated statement of operations for the six-month period ended March 31, 2001.

     The total purchase consideration of $11.8 million consists of the following (in thousands):

        Cash                                                        $ 2,973
        Fair value of common stock issued                             7,171
        Fair value of stock options                                     993
        Transaction costs                                               633
                                                              --------------
        Total purchase consideration                               $ 11,770
                                                              ==============


     The total initial purchase consideration of approximately $11.8 million was allocated to the fair value of the net assets acquired as follows (in thousands):

        Net assets assumed                                             $ 68
        Fair value of developed technology                              197
        Fair value of other intangible assets                           594
        Stock-based compensation                                        380
        Deferred taxes                                                 (315)
        Goodwill                                                     10,846
                                                              --------------
        Total allocation of purchase consideration                 $ 11,770
                                                              ==============

     The assets acquired include $197,000 of software development costs (that are being amortized on a straight-line basis over four years) and $594,000 of other intangible assets (that are being amortized on a straight-line basis over six years). The other intangible assets capitalized represent the value of the installed base of customers, the distribution channel and the related agreements acquired. The $10.8 million of excess of purchase cost over assets acquired was recorded as goodwill and is being amortized on a straight-line basis over six years.

HD LAB, K.K.
------------

     In December 2000, the Company acquired the wireless design services group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, the Company will pay an aggregate of $1,579,000 in installments through December 2001 to acquire certain Bluetooth baseband technology. The Company also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. Bluetooth is a proven wireless technology which allows users to make effortless wireless and instant connections between various communication devices, such as mobile phones and desktop and notebook computers. The Company intends to incorporate the Bluetooth technology into the standard protocol that it sells. As of March 31, 2001, $829,000 of the technology costs has been paid, the remaining $750,000 was recorded in purchase consideration payable, $1,279,000 has been capitalized as computer software costs, and $300,000 has been recorded as an assembled workforce intangible asset. The intangible asset related to the assembled workforce will be amortized over a period of two years from the date the contingency has been determined with respect to the related payment. The computer software costs will be amortized over a period of three years commencing in the quarter in which the product is first available for sale.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

         The following unaudited, pro forma information shows the results of operations of the Company for the six-month periods ended March 31, 2001 and 2000, as if the Xentec and HD Lab acquisitions had occurred at the beginning of each period at the purchase cost established in December 2000. Included in the unaudited, pro forma results is the straight-line amortization of goodwill and other intangible assets over the periods described above. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations to be anticipated from the combined companies (in thousands, except per share amounts):

                                                    Six Months Ended
                                                         March 31,
                                               ----------------------------
                                                  2001            2000
                                               ------------    ------------
Revenue                                           $ 11,411        $ 11,558
Net loss                                          $ (3,402)       $ (2,923)
Net loss per basic and diluted share              $  (0.22)       $  (0.26)


NOTE 3.     EARNINGS PER SHARE

         Prior to November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, the net loss per share amount for the six month period ended March 31, 2000 has been presented on a pro forma basis in the consolidated financial statements. Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. In periods in which a net loss is generated, the Company does not include the effects of outstanding options and warrants when calculating diluted net loss per share, as their inclusion would be anti-dilutive. If the Company had reported net income for the six month period ended March 31, 2001, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 285,281 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method).


NOTE 4.     COMPREHENSIVE INCOME (LOSS)

 The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses were not materially different from net losses incurred for the three and six months ended March 31, 2000 and 2001.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 5.     GEOGRAPHIC REPORTING

         The Company evaluates geographic segment performance based on revenue. Revenue by geographic region for the three and six months ended March 31, 2001 and 2000, was as follows (in thousands):



                            Three Months Ended            Six Months Ended
                                 March 31,                    March 31,
                          -----------------------     -------------------------
                             2001          2000           2001            2000
                          ----------   ----------     ------------   -----------
North America              $ 2,946        $ 3,524       $ 6,332         $ 6,993

Asia                           649          1,724         2,625           2,954

Europe                       1,672            590         2,338           1,148
                          ----------   ----------     ------------   -----------
     Total revenue         $ 5,267        $ 5,838      $ 11,295        $ 11,095
                          ==========   ==========     ============   ===========


NOTE 6.     RELATED PARTY TRANSACTIONS

         Prior to November 1999, the Company was operated as a division of Phoenix and the Company's operations were funded entirely by Phoenix. Net financing provided by Phoenix for the three-month period ended December 1999 was not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented. The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. Under the terms of the Technology Distributor Agreement, Phoenix is licensed to distribute certain of the Company's products in Asia and Phoenix pays the Company a sublicense fee related to such distribution. Under the terms of the Services and Cost Sharing Agreement, Phoenix provides to the Company certain administrative services, such as data processing, telecommunications and information technology support, accounting, financial management, tax preparation and facilities management. These administrative costs are generally allocated to the Company based upon the aggregate cost of the services to Phoenix and the company multiplied by the pro rata number of the Company's employees. The combined impact of these agreements on the consolidated statements of operations of all related party transactions with Phoenix is summarized below (in thousands):

                                       Three Months Ended                Six Months Ended
                                           March 31,                         March 31,
                                  -----------------------------     ---------------------------
                                     2001             2000             2001           2000
                                  ------------     ------------     ------------   ------------
Revenue                                 $ 179            $ 402            $ 952          $ 402

Costs and expenses:
Cost of revenue                             3              306              126            306
Research and development                  261              257              454            578
Sales and marketing                       156              128              311            421
General and administrative                346              445              619          1,136
                                  ------------     ------------     ------------   ------------
Total costs and expenses                $ 766          $ 1,136          $ 1,510        $ 2,441
                                  ============     ============     ============   ============


         During the six months ended March 31, 2001, the Company recognized $521,000 in revenue related to a license to a corporation whose Chief Executive Officer is a director of the Company.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

         In December 2000, the Company purchased a minority interest in another company who's Chief Executive Officer is a director of the Company. The investment of $500,000 is included in investments on the Company's condensed consolidated balance sheet.

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

Company Overview
----------------

     inSilicon Corporation ("inSilicon" or the "Company") is a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. The Company provides cores, related silicon subsystems and firmware to over 450 customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The Company entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix's headquarters and insurance premiums. The amount charged to the Company is equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of inSilicon employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting which had an initial term that extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs and the Company anticipates further extension of the Services and Cost-Sharing Agreement through the third quarter of fiscal 2001. Phoenix or the Company can generally terminate the arrangement on 30 days' written notice.

Revenue
-------

     Revenue for the three months ended March 31, 2001 was $5.3 million, a decrease of 10% from the comparable period of fiscal 2000. The decline in revenue during the second quarter of fiscal 2001 as compared to the comparable period of fiscal 2000 was due primarily to a decline in license revenue from customers in North America and Asia, as our business was negatively impacted by the increasingly cautious purchasing behavior of customers in the face of the current economic environment. In addition, revenue declined due to an increase in the deferral of license fees, which are expected to be recorded as revenue in future periods. Service revenue increased by $177,000, or 14%, in the second quarter of fiscal 2001 as compared to the comparable period of 2000. This increase is attributable to an increased level of maintenance fees, reflecting growth in the Company's customer base over the past twelve months.

     Revenue for the six months ended March 31, 2001 was $11.3 million, an increase of 2% from the comparable period of fiscal 2000. This increase consists of growth of license fees revenue of $215,000 and a decline of $15,000 in services revenue. Growth in license revenue generated in the first quarter of fiscal 2001 was largely offset by a decline in revenue during the second quarter of fiscal 2001 as compared to 2000. The slight decline in service revenue for the six months ended March 31, 2001 as compared to the comparable period in fiscal 2000 was due to a higher level of non-recurring engineering work during fiscal 2000 as compared to fiscal 2001, as less focus has been placed on these activities as a revenue source during fiscal 2001.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     Revenue by geographic region for the three and six months ended March 31, 2001 and 2000 was as follows (dollars in thousands):

                                                                                % of Consolidated
                                        Amount                                       Revenue
                                -------------------------                    ------------------------
                                       2001         2000     % Change               2001        2000
                                ------------ ------------    ------------    ------------    --------
North America                       $ 2,946      $ 3,524            -16%             56%         60%
Asia                                    649        1,724            -62%             12%         30%
Europe                                1,672          590            183%             32%         10%
                                ------------ ------------    ------------    ------------    --------
    Total revenue                   $ 5,267      $ 5,838            -10%            100%        100%
                                ============ ============    ============    ============    ========


North America                       $ 6,332      $ 6,993             -9%             56%         63%
Asia                                  2,625        2,954            -11%             23%         27%
Europe                                2,338        1,148            104%             21%         10%
                                ------------ ------------    ------------    ------------    --------
    Total revenue                   $11,295      $11,095              2%            100%        100%
                                ============ ============    ============    ============    ========

         During the three months and six months ended March 31, 2001, the Company experienced significant revenue growth in Europe due largely to sales to one customer that accounted for 64% of second quarter European revenue and 20% of consolidated second quarter revenue. Sales in North America and Asia were negatively impacted by the increasingly cautious purchasing behavior of customers in the face of the current economic environment.

Gross Margin
------------

         Gross margin is revenue less cost of revenue. License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing non-recurring engineering services to customers, and related-party costs from Phoenix. Gross margin for the three months ended March 31, 2001 was $4.6 million (or 87% of revenue), a decrease of 5% from $4.8 million (or 83% of revenue) for the comparable period of fiscal 2000. The decrease in gross margin was due to a decline in revenue of $571,000, offset partially by a $331,000 decline in cost of revenue. The decrease in cost of revenue was primarily due to a reduction of $220,000 for the amortization of capitalized development costs for two product lines, as these costs were fully amortized in fiscal 2000. For the six months ended March 31, 2001, gross margin was $9.9 million (or 88% of revenue), an increase of 10% from $9.0 million (or 81% of revenue) for the comparable period of fiscal 2000. Gross margin for the first half of fiscal 2001 compared to the first half of fiscal 2000 benefited from higher revenue and lower cost of revenue. The decline in cost of revenue was primarily due to a reduction of $470,000 for the amortization of capitalized development costs for two product lines, as these costs were fully amortized in fiscal 2000.

Research and Development Expenses
---------------------------------

         Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three months ended March 31, 2001, increased $1.2 million (60%) from the comparable period in fiscal 2000. The increase was partially attributable to additional personnel resulting from the acquisitions of Xentec and HD Lab, which were completed in December 2000. Additionally, expense generated by research and development activities exclusive of these acquisitions increased by approximately 31% during the three months ended March 31, 2001 as

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

compared to the comparable period of fiscal 2000. This is primarily due to higher salary and benefit expense resulting from an increased headcount, as well as salary increases and higher overhead expense, as the Company focused efforts on developing new technologies to expand its product line. Research and development expenses for the six months ended March 31, 2001 increased by $1.4 million, or 34%, over the comparable period of fiscal 2000. This increase is due primarily to the same factors which caused the increase in expense during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.

Sales and Marketing Expenses
----------------------------

     Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, as well as direct selling, channel development and other sales activities. These costs include direct out-of-pocket and payroll expenses and an allocation from Phoenix of costs associated with corporate marketing programs and field selling activities. Sales and marketing expenses for the three months ended March 31, 2001, increased $400,000 (20%) from the comparable period in fiscal 2000. The increases were due primarily to increases in salary for increased headcount and higher commission expenses, as the Company anticipated a higher level of revenue. Sales and marketing expense for the six months ended March 31, 2001, increased $1.0 million (27%), due primarily to the same factors noted above for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The Company expects that sales and marketing expenses will increase moderately over the next few quarters.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These costs entirely represent allocations from Phoenix through October 31, 1999. Beginning November 1, 1999, the date of the Company's incorporation, these costs include both direct administrative costs incurred by the Company and an allocation of costs under the Company's Services and Cost-Sharing Agreement with Phoenix. General and administrative expenses for the three months ended March 31, 2001, increased $619,000 (71%) from the corresponding period of fiscal 2000, primarily as a result of a $634,000 provision for doubtful accounts recorded in the second quarter of fiscal 2001. General and administrative expenses for the six months ended March 31, 2001 increased $735,000 (46%) from the comparable period of fiscal 2000. This increase is due to the $634,000 provision for doubtful accounts recorded in the second quarter of fiscal 2001, as well as increases in headcount for accounting, legal, and personnel in the first quarter of fiscal 2001. The Company expects that general and administrative expenses will decrease slightly over the next few quarters.

Amortization of Intangible Assets
---------------------------------
     Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998 and the purchase of Xentec, Inc. and HD Lab in December 2000. Goodwill is being amortized over a six-year period, while other intangible assets are being amortized over three-to six-year periods. Amortization expense for the three months ended March 31, 2001 increased $523,000 (94%) from the comparable period of fiscal 2000 due to the acquisition of Xentec and HD Lab in December 2000. Amortization expense for the six months ended March 31, 2001 increased by $552,000 (50%) over the comparable period of fiscal 2000 due to the acquisitions of Xentec and HD Lab.

Stock-based Compensation
------------------------
     Stock-based compensation expense for the three months ended March 31, 2001 was $181,000. The charge is due to stock options granted with exercise prices less than the fair market value of the

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Company's common stock on the grant date. Deferred stock compensation of $1.7 million associated with these grants was recorded in fiscal 2000, the remainder of which will be amortized by charges to operations over the vesting periods of the options, generally straight-line over four years. In connection with the Xentec acquisition in December 2000, an additional $380,000 of deferred stock compensation was recorded, which will be amortized by charges to operations as the options vest over the next two years. Stock-based compensation expense increased from $125,000 in the second quarter of fiscal 2000 to $181,000 in the second quarter of fiscal 2001 due primarily to the amortization of deferred stock compensation resulting from the Xentec acquisition. Stock-based compensation expense decreased slightly in the six month period ended March 31, 2001 as compared to the comparable period of fiscal 2000 due to lower levels of amortization related to grants recorded in fiscal 2000, offset partially by amortization of deferred stock compensation resulting from the Xentec acquisition.

Income Tax Benefit
------------------

         For the three and six month periods ended March 31, 2001 the Company recognized an income tax credit of $904,000, compared to a credit of $48,000 in the second quarter of fiscal 2000, and a credit of $116,000 during the six months ended March 31, 2000. The credit recorded in the second quarter of fiscal 2001 is attributable to the recording of deferred tax assets relating to net operating losses as a result of the pre-tax loss of $3.3 million. The realization of the deferred tax assets is probable due to the existence of other net deferred tax liabilities.


Liquidity and Capital Resources
-------------------------------

         In the second quarter of fiscal year 2000, we raised net proceeds of $37.0 million from our initial public offering. In January 2001, the Company's $5.0 million secured bank line of credit with Silicon Valley Bank expired, and the Company chose not to renew this credit facility. As of March 31, 2001, the Company's sources of liquidity include cash and cash equivalents of $33.1 million.

         Cash used in operating activities was $507,000 for the six months ended March 31, 2001, as compared to cash provided by operating activities of $3.2 million for the six months ended March 31, 2000. Cash used in operating activities during the six months ended March 31, 2001, included the impact of the $3.5 million loss before income taxes, reduced by non-cash expenses for depreciation and amortization, and amortization of stock-based compensation totaling $3.0 million. Cash was also provided by net collections of accounts receivable, reduced by decreases in accounts payable and other accrued liabilities.

         Cash used in investing activities was $5.0 million for the six months ended March 31, 2001. Cash used in the period was primarily due to the acquisition of Xentec, Inc., the acquisition of the wireless design services group of HD Lab, long-term investments and purchases of property and equipment. Additional cash payments totaling $750,000 are expected to be made through December 2001 in connection with the acquisition of HD Lab.

         Net cash provided by financing activities was $501,000 for the six months ended March 31, 2001. Net cash provided related to the proceeds from the exercise of common stock options and issuance of stock under the employee stock purchase plan.

         We expect our future liquidity and capital requirements to vary greatly from quarter to quarter, depending on numerous factors, including the cost, timing and success of product development efforts, the cost and timing of sales and marketing activities, payments associated with recently acquired companies and purchased technology, the extent to which our existing and new technologies gain market

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

acceptance, the number and complexity of communications standards, the level and timing of revenues, competing technological and market developments and the costs of maintaining and enforcing patent claims and other intellectual property rights. We believe that our present liquid assets, together with cash generated by our operations, if any, will be sufficient to meet our operating and capital requirements for at least the next 12 months. Thereafter, we believe we will be able to raise any additional funds required through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain technology.


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


PART  II.     OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 22, 2000 the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters' discounts and commissions of $2.9 million and $2.1 million in related expenses, net proceeds were $37.0 million. All shares of common stock sold in the offering were registered on Form S-1 filed with the SEC (SEC File No. 333-94573) on January 13, 2000, as amended. The SEC declared the Registration Statement effective on March 21, 2000. The managing underwriters were FleetBoston Robertson Stephens Inc., Prudential Securities Incorporated and Needham & Company, Inc.

     During the quarter ended December 31, 2000, the Company used proceeds from the initial public offering to acquire all of the outstanding stock of Xentec, Inc. and the wireless design services group of HD Lab, K.K. The remaining net proceeds will be used for general corporate purposes, including working capital, sales and marketing, and research and development. Additionally, the Company may use a portion of the net proceeds to acquire complementary products, technologies or companies. Through March 31, 2001, the Company has expended approximately $26 million of the net proceeds for the uses described above. Pending use, the remaining net proceeds will be invested in short-term securities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of its Stockholders on February 5, 2001, at which the following occurred:

     ELECTION OF DIRECTORS: The stockholders elected E. Thomas Hart to serve until the 2004 Annual Meeting of Stockholders. The vote on the matter was as follows:

              FOR                                            13,567,579
              WITHELD                                            69,724

     APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the selection of Ernst & Young LLP as the Company's independent public accountants for the current fiscal year. The vote on the matter was as follows:

              FOR                                            13,626,900
              AGAINST                                             2,620
              ABSTAIN                                             7,783


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      Exhibits.
                         --------

                         Exhibit        Description
                         -------        -----------
                         10.18          Key Executive Officer Severance
                                        Agreement with Bryan LeBlanc.

                (b)      Reports On Form 8-K.
                         --------------------

                         The Company filed a report on Form 8-K/A on March 1, 2001 which provided financial information concerning the acquisition of all the outstanding securities of Xentec, Inc.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INSILICON CORPORATION


Date:   MAY 14, 2001                     By:  /s/ Bryan Leblanc
        ------------                          -----------------
                                              Bryan LeBlanc
                                              Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-----------------------------
10.18    Key Executive Officer Severance Agreement with Bryan LeBlanc.