Form 10-Q
period 2001-06-30
INSILICON CORP
filed 2001-08-09
CIK 1099425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                        Commission file number 000-29513
                                               ---------

                              INSILICON CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                        77-0526155
--------------------------------              ----------------------------------
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

     As of July 31, 2001 there were 14,400,013 outstanding shares of the Registrant's common stock, $.001 par value.

                              INSILICON CORPORATION

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART  I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 2001 and September 30,2000.................................3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended June 30, 2001 and 2000..................4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 2001 and 2000............................5

          Notes to Condensed Consolidated Financial Statements................6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.........15


PART  II. OTHER INFORMATION


  Item 2. Changes in Securities and Use of Proceeds..........................16

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              INSILICON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  June 30,               September 30,
                                                                                    2001                     2000
                                                                             -----------------        ------------------
                                             Assets                             (unaudited)
Current assets:
   Cash and cash equivalents                                                          $31,626                   $38,181
   Accounts receivable, net of allowances of $132 and $149 at
        June 30, 2001 and September 30, 2000                                            4,109                     6,699
   Receivable from Phoenix Technologies Ltd.                                              259                     1,054
   Other current assets                                                                 2,547                     1,992
                                                                             -----------------        ------------------
        Total current assets                                                           38,541                    47,926

Investments                                                                               838                       838
Property and equipment, net                                                             1,662                     1,231
Computer software costs, net                                                            6,996                     5,385
Goodwill and other intangible assets, net                                              17,951                     8,000
Other assets                                                                              837                       330
                                                                             -----------------        ------------------
        Total assets                                                                  $66,825                   $63,710
                                                                             =================        ==================

                         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $569                    $1,243
   Payroll and related liabilities                                                      1,693                     2,307
   Deferred revenue                                                                     3,116                     2,692
   Purchase consideration payable                                                       1,226                       756
   Other accrued liabilities                                                            1,681                     1,630
                                                                             -----------------        ------------------
        Total current liabilities                                                       8,285                     8,628

Deferred income taxes                                                                   2,357                     2,955
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $0.001; 15,000 shares authorized,
        none outstanding                                                                  -                        -
   Exchangeable preferred stock, par value $0.001; unlimited shares authorized,
        618 shares issued and outstanding at June 30, 2001                                  1                      -
   Common stock, par value $0.001; 100,000 shares authorized,
        14,400 and 14,129 shares issued and outstanding at
        June 30, 2001 and September 30, 2000                                               14                        14
   Additional paid-in capital                                                          86,217                    77,232
   Deferred stock-based compensation                                                   (1,047)                   (1,078)
   Accumulated deficit                                                                (28,984)                  (24,093)
   Accumulated translation adjustment                                                     (18)                       52
                                                                             -----------------        ------------------
        Total stockholders' equity                                                     56,183                    52,127
                                                                             -----------------        ------------------
        Total liabilities and stockholders' equity                                    $66,825                   $63,710
                                                                             =================        ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.


                             INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended         Nine Months Ended
                                                                             June 30,                  June 30,
                                                                     -----------------------    -----------------------
                                                                        2001        2000          2001         2000
                                                                     -----------  ----------    ----------   ----------
Revenue:
   License fees                                                          $4,130      $5,710       $12,790      $14,155
   Services                                                               1,890       1,101         4,525        3,751
                                                                     -----------  ----------    ----------   ----------
   Total revenue (1)                                                      6,020       6,811        17,315       17,906

Cost of revenue:
   License fees                                                             564         606         1,102        1,466
   Services                                                                  81         202           274          804
   Amortization of purchased technology                                     322         314           958          942
                                                                     -----------  ----------    ----------   ----------
   Total cost of revenue                                                    967       1,122         2,334        3,212
                                                                     -----------  ----------    ----------   ----------

Gross margin                                                              5,053       5,689        14,981       14,694

Operating expenses:
   Research and development                                               2,991       1,797         8,354        5,798
   Sales and marketing                                                    2,353       2,669         7,104        6,407
   General and administrative                                             1,444         795         3,783        2,399
   Amortization of intangible assets                                      1,106         555         2,768        1,665
   Stock-based compensation                                                 337         118           661          479
                                                                     -----------  ----------    ----------   ----------
   Total operating expenses                                               8,231       5,934        22,670       16,748

Loss from operations                                                     (3,178)       (245)       (7,689)      (2,054)

Interest and other income, net                                              419         644         1,426          669
Loss on write-off of investment                                            (500)          -          (500)           -
                                                                     -----------  ----------    ----------   ----------
Income (loss) before income taxes                                        (3,259)        399        (6,763)      (1,385)
Provision (benefit) for income taxes                                       (968)        362        (1,872)         246
                                                                     -----------  ----------    ----------   ----------
Net income (loss)                                                       $(2,291)       $ 37      $ (4,891)    $ (1,631)
                                                                     ===========  ==========    ==========   ==========

Net income (loss) per share (pro forma for the nine-month
   period ended June 30, 2000):
Basic                                                                    ($0.15)      $0.00        ($0.33)      ($0.14)
Diluted                                                                  ($0.15)      $0.00        ($0.33)      ($0.14)

Shares used in per share calculation (pro forma for the nine-month period ended June 30, 2000):
Basic                                                                    14,944      14,056        14,688       11,756
Diluted                                                                  14,944      14,737        14,688       11,756

(1) Includes related party revenue from Phoenix Technologies Ltd.          $979       $ 283        $1,931        $ 685


The accompanying notes are an integral part of the condensed consolidated financial statements.


                              INSILICON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                     Nine Months Ended
                                                                                                         June 30,
                                                                                                ---------------------------
                                                                                                       2001           2000
                                                                                                ------------   ------------
Cash flows from operating activities:
   Net loss                                                                                        $ (4,891)      $ (1,631)
   Reconciliation of net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                 4,317          3,744
        Stock-based compensation                                                                        661            479
        Write-off of long term investment                                                               500              -
        Deferred income taxes                                                                          (914)          (339)
        Change in operating assets and liabilities, net of effects from Xentec acquisition
             Accounts receivable                                                                      2,715         (2,540)
             Receivable from Phoenix Technologies Ltd.                                                  795              -
             Other assets                                                                            (1,017)          (493)
             Accounts payable                                                                        (1,418)           800
             Payroll and related liabilities                                                           (864)          (215)
             Deferred revenue                                                                           424            667
             Payable to Phoenix Technologies Ltd.                                                         -            344
             Other accrued liabilities                                                               (1,438)           216
                                                                                                ------------   ------------
                   Total adjustments                                                                  3,761          2,663
                                                                                                ------------   ------------
        Net cash provided by (used in) operating activities                                          (1,130)         1,032

Cash flows from investing activities:
   Purchases of property and equipment                                                                 (836)          (418)
   Additions to computer software costs                                                              (1,406)           (79)
   Purchase of long-term investment                                                                    (500)             -
   Acquisition of Xentec, Inc.                                                                       (3,432)             -
                                                                                                ------------   ------------
        Net cash used in investing activities                                                        (6,174)          (497)
                                                                                                ------------   ------------

Cash flows from financing activities:
   Net decrease in contribution from stockholder                                                          -         (1,529)
   Proceeds from stock purchases under stock option and stock purchase plans                            819            785
   Proceeds from initial public offering of common stock, net                                             -         37,168
                                                                                                ------------   ------------
        Net cash provided by financing activities                                                       819         36,424
                                                                                                ------------   ------------
Effect of exchange rate changes on cash and cash equivalents                                            (70)            14
                                                                                                ------------   ------------
Net (decrease) increase in cash and cash equivalents                                                 (6,555)        36,973
Cash and cash equivalents at beginning of period                                                     38,181              -
                                                                                                ------------   ------------
Cash and cash equivalents at end of period                                                         $ 31,626       $ 36,973
                                                                                                ============   ============
Supplemental disclosure of cash flow information:
   Issuance of common and preferred stock upon capitalization,
        net of deferred taxes                                                                      $      -       $  2,736
   Issuance of common stock, exchangeable preferred
        stock and stock options in connection with the acquisition of Xentec                       $  8,167       $      -
   Deferred stock compensation cost in connection with the acquisition
        of Xentec                                                                                  $    380       $      -
   Deferred stock-based compensation                                                               $      -       $  1,721


The accompanying notes are an integral part of the condensed consolidated financial statements.


                              INSILICON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.    BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of inSilicon Corporation and its subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or for any other future period.

         The Company was incorporated in November 1999. Prior to that date, the Company had been operated as a division of Phoenix Technologies Ltd. ("Phoenix"). From November 1999 until the Company's initial public offering in March 2000, the Company's cash requirements were provided by Phoenix in the form of a working capital loan and cash management for the Company was performed by Phoenix on a centralized basis. All cash provided by Phoenix has been recorded as equity contributions from Phoenix in the accompanying consolidated financial statements. The Company's condensed consolidated financial statements include certain costs and expenses incurred by Phoenix and allocated to the Company based upon certain pro rata metrics. See Note 6.

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

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Xentec have been included in the Company's consolidated balance sheet as of June 30, 2001, and the results of operations of Xentec from the date of acquisition through June 30, 2001, have been included in the Company's accompanying consolidated statement of operations for the nine-month period ended June 30, 2001.

         The total purchase consideration of approximately $11.8 million consists of the following (in thousands):

         Cash                                               $  2,973
         Fair value of common stock issued                     7,171
         Fair value of stock options assumed                     993
         Transaction costs                                       633
                                                       --------------
         Total purchase consideration                       $ 11,770
                                                       ==============

         The total initial purchase consideration of approximately $11.8 million was allocated to the fair value of the net assets acquired as follows (in thousands):

         Net tangible assets assumed                        $     68
         Fair value of developed technology                      197
         Fair value of other intangible assets                   594
         Stock-based compensation                                380
         Deferred income taxes                                  (315)
         Goodwill                                             10,846
                                                       --------------
         Total allocation of purchase consideration         $ 11,770
                                                       ==============

         The assets acquired include $197,000 of software development costs and $594,000 of other intangible assets that are being amortized on a straight-line basis over six years. The other intangible assets capitalized represent the fair value of the installed base of customers, the distribution channel and the related agreements acquired. The $10.8 million of excess of purchase cost over assets acquired was recorded as goodwill and is being amortized on a straight-line basis over six years.

HD Lab, K.K.
------------

         In December 2000, the Company acquired the wireless design services group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, the Company will pay an aggregate of $1,579,000 in installments through December 2001 to acquire certain Bluetooth baseband technology. The Company also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. Bluetooth is a proven wireless technology which allows users to make effortless wireless and instant connections between various communication devices, such as mobile phones and desktop and notebook computers. The Company intends to incorporate the Bluetooth technology into the standard protocol that it sells. As of June 30, 2001, $1,204,000 of the technology costs has been paid, the remaining $375,000 was recorded in purchase consideration payable, $1,279,000 has been capitalized as computer software costs, and $300,000 has been recorded as an assembled workforce intangible asset. The

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

intangible asset related to the assembled workforce will be amortized over a period of two years from the date a contingency has been resolved. The computer software costs will be amortized over a period of three years commencing in the quarter in which the product is first available for sale.

         The following unaudited, pro forma information shows the results of operations of the Company for the nine-month periods ended June 30, 2001 and 2000, as if the Xentec and HD Lab acquisitions had occurred at the beginning of each period at the purchase cost established in December 2000. Included in the unaudited, pro forma results is the straight-line amortization of goodwill and other intangible assets over the periods described above. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations to be anticipated from the combined companies (in thousands, except per share amounts):

                                                       Nine Months Ended
                                                            June 30,
                                              --------------------------------
                                                    2001              2000
                                              --------------    --------------
         Revenue                                   $ 17,431          $ 18,654
         Net Loss                                  $ (5,840)         $ (3,557)
         Basic and diluted net loss per share      $  (0.40)         $  (0.30)


NOTE 3.   EARNINGS PER SHARE

         Prior to November 30, 1999, the Company was not a separate legal entity and, as a division of Phoenix, had no historical capital structure. Therefore, the net loss per share amount for the nine month period ended June 30, 2000 has been presented on a pro forma basis in the consolidated financial statements. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. In periods in which a net loss is generated, the Company does not include the effects of outstanding options and warrants when calculating diluted net loss per share, as their inclusion would be anti-dilutive. If the Company had reported net income for the nine month period ended June 30, 2001, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 266,917 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method).


NOTE 4.   COMPREHENSIVE INCOME (LOSS)

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses were not materially different from net losses incurred for the three and nine months ended June 30, 2000 and 2001.

NOTE 5.   GEOGRAPHIC REPORTING

         Revenue by geographic region for the three and nine months ended June 30, 2001 and 2000, was as follows (in thousands):

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


                          Three Months Ended              Nine Months Ended
                               June 30,                       June 30,
                     -----------------------------   ---------------------------
                         2001            2000           2001            2000
                     --------------   ------------   ------------   ------------
North America              $ 3,210        $ 4,037      $   9,542      $ 11,031
Asia                         2,198          2,128          4,823         5,082
Europe                         612            646          2,950         1,793
                     --------------   ------------   ------------   ------------
     Total revenue         $ 6,020        $ 6,811      $  17,315      $ 17,906
                     ==============   ============   ============   ============


NOTE 6.   RELATED PARTY TRANSACTIONS

         Prior to November 1999, the Company was operated as a division of Phoenix and the Company's operations were funded entirely by Phoenix. Net financing provided by Phoenix for the three-month period ended December 1999 was not material to the Company's consolidated results of operations or cash flows for the nine months ended June 30, 2000. The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. Under the terms of the Technology Distributor Agreement, Phoenix is licensed to distribute certain of the Company's products in Asia and Phoenix pays the Company a sublicense fee related to such distribution. Under the terms of the Services and Cost Sharing Agreement, Phoenix provides to the Company certain administrative services, such as data processing, telecommunications and information technology support, accounting, financial management, tax preparation and facilities management. These administrative costs are generally allocated to the Company based upon the aggregate cost of the services to Phoenix and the Company multiplied by the pro rata number of the Company's employees. The combined impact of these agreements on the consolidated statements of operations of all related party transactions with Phoenix is summarized below (in thousands):

                                      Three Months Ended            Nine Months Ended
                                          June 30,                       June 30,
                               -----------------------------  ---------------------------
                                   2001             2000          2001           2000
                               ------------     ------------  ------------   ------------
Revenue                              $ 979            $ 283       $ 1,931        $   685
                               ============     ============  ============   ============

Costs and expenses:
Cost of revenue                      $  43            $ 239       $   169        $   545
Research and development               263              212           717            790
Sales and marketing                    146              147           457            568
General and administrative             438              333         1,057          1,469
                               ------------     ------------  ------------   ------------
Total costs and expenses             $ 890            $ 931       $ 2,400        $ 3,372
                               ============     ============  ============   ============


         During the nine months ended June 30, 2001, the Company recognized $521,000 in revenue related to a license to a corporation whose Chief Executive Officer is a director of the Company.

         In December 2000, the Company purchased a minority interest in another company whose Chief Executive Officer is a director of the Company. The investment of $500,000 is included in investments on the Company's condensed consolidated balance sheet.

                              INSILICON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 7.   RECENT ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. SFAS 142 is effective with respect to the non-amortization of goodwill and certain intangible assets on October 1, 2001 for amounts currently recorded on the Company's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. The Company is currently evaluating the impact that these new accounting standards will have on its financial statements and results of operations.

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

         The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, increased costs resulting from the Company's separation from Phoenix, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to integrate acquisitions and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (CONTINUED)


         The Company entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix's headquarters and insurance premiums. The amount charged to the Company is equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of inSilicon employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting which had an initial term that extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs and the Company anticipates further extension of the Services and Cost-Sharing Agreement through the fourth quarter of fiscal 2001. Phoenix or the Company can generally terminate the arrangement on 30 days' written notice.

Revenue

         Revenue for the three months ended June 30, 2001 was $6.0 million, a decrease of 12% from the comparable period of fiscal 2000. The decline in revenue during the third quarter of fiscal 2001 as compared to the comparable period of fiscal 2000 was due primarily to a decline in license revenue from customers in North America, as our business was negatively impacted by the cautious purchasing behavior of customers in the current economic environment. Service revenue increased by $789,000, or 72%, in the third quarter of fiscal 2001 as compared to the comparable period of 2000. This increase is primarily attributable to an increased level of maintenance fees, reflecting growth in the Company's customer base over the past twelve months.

         Revenue for the nine months ended June 30, 2001 was $17.3 million, a decrease of 3% from the comparable period of fiscal 2000. This decrease consists of a decline of license fees revenue of $1.4 million and growth of $0.8 million in services revenue. The decline in license fees is attributable to the difficult economic environment, particularly in North America, while the increase in service revenue is due to higher levels of maintenance fees as the Company's customer base has grown over the past twelve months.

         Revenue by geographic region for the three and nine months ended June 30, 2001 and 2000 was as follows (dollars in thousands):


                                                                                     % of Consolidated
                                              Amount                                       Revenue
                                     -------------------------                    -------------------------
                                            2001         2000       % Change             2001         2000
                                     ------------ ------------    -------------   ------------     --------
Three months ended June 30:
       North America                    $  3,210     $  4,037             -20%            53%          59%
       Asia                                2,198        2,128               3%            37%          31%
       Europe                                612          646              -5%            10%          10%
                                     ------------ ------------    -------------   ------------     --------
           Total revenue                $  6,020     $  6,811             -12%           100%         100%
                                     ============ ============    =============   ============     ========

Nine months ended June 30:
       North America                    $  9,542     $ 11,031             -13%            55%          62%
       Asia                                4,823        5,082              -5%            28%          28%
       Europe                              2,950        1,793              65%            17%          10%
                                     ------------ ------------    -------------   ------------     --------
           Total revenue                $ 17,315     $ 17,906              -3%           100%         100%
                                     ============ ============    =============   ============     ========


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (CONTINUED)

         During the three months ended June 30, 2001, one customer in Asia accounted for 14% of consolidated revenue and 37% of revenue in Asia. During the nine months ended June 30, 2001, the Company experienced significant revenue growth in Europe due largely to sales to one customer that accounted for 64% of second quarter European revenue and 20% of consolidated second quarter revenue.

Gross Margin

         License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing non-recurring engineering services to customers, and related-party costs from Phoenix. Gross margin was 84% for the three months ended June 30, 2001 and 2000. Gross margin increased from 82% for the nine months ended June 30, 2000 to 87% for the nine months ended June 30, 2001. This increase was attributable to a decline in cost of revenue caused primarily by a reduction of $690,000 for the amortization of capitalized development costs for two product lines, as these costs were fully amortized in fiscal 2000, and by a reduction in non-recurring engineering expenses.

Research and Development Expenses

         Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three months ended June 30, 2001, increased $1.2 million (66%) from the comparable period in fiscal 2000. The increase was partially attributable to additional personnel resulting from the acquisitions of Xentec and HD Lab, which were completed in December 2000. Additionally, expense generated by research and development activities exclusive of these acquisitions increased by approximately 28% during the three months ended June 30, 2001 as compared to the comparable period of fiscal 2000. This is primarily due to higher salary and benefit expense resulting from an increased headcount, as well as salary increases and higher overhead expense, as the Company focused efforts on developing new technologies to expand its product line. Research and development expenses for the nine months ended June 30, 2001 increased by $2.6 million, or 44%, over the comparable period of fiscal 2000. This increase is due primarily to the same factors which caused the increase in expense during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000.

Sales and Marketing Expenses

         Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, as well as direct selling, channel development and other sales activities. These costs include direct out-of-pocket and payroll expenses and an allocation from Phoenix of costs associated with corporate marketing programs and field selling activities. Sales and marketing expenses for the three months ended June 30, 2001, decreased $316,000 (12%) from the comparable period in fiscal 2000. The decrease was due primarily to reduced commission expense earned on reduced revenues. Sales and marketing expense for the nine months ended June 30, 2001, increased $0.7 million (11%) from the comparable period in fiscal 2000, due primarily to increases in salary and benefit expense for increased headcount. The Company expects that sales and marketing expenses will increase moderately over the next few quarters.

General and Administrative Expenses

         General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These costs entirely represent allocations from Phoenix through October 31, 1999. Beginning November 1, 1999, the date of the Company's incorporation, these costs include both direct administrative costs incurred by the Company and an allocation of costs under the Company's Services and Cost-Sharing Agreement with Phoenix. General

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (CONTINUED)

and administrative expenses for the three months ended June 30, 2001, increased $649,000 (82%) from the corresponding period of fiscal 2000, due primarily to increased consulting, legal, accounting and recruiting fees. General and administrative expenses for the nine months ended June 30, 2001 increased $1.4 million (58%) from the comparable period of fiscal 2000. This increase is due primarily to an increase in the provision for doubtful accounts of $434,000, increases in headcount for accounting, legal, and personnel, and increases in consulting, legal, accounting and recruiting fees. The Company expects that general and administrative expenses will remain relatively constant over the next few quarters.

Amortization of Intangible Assets

         Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998 and the purchase of Xentec, Inc. and HD Lab in December 2000. Goodwill is being amortized over a six-year period, while other intangible assets are being amortized over three-to six-year periods. Amortization expense for the three months ended June 30, 2001 increased $551,000 (99%) from the comparable period of fiscal 2000 due to the acquisition of Xentec and HD Lab in December 2000. Amortization expense for the nine months ended June 30, 2001 increased by $1.1 million (66%) over the comparable period of fiscal 2000 due to the acquisitions of Xentec and HD Lab.

Stock-Based Compensation

         Stock-based compensation expense is due to stock options granted with exercise prices less than the fair market value of the Company's common stock on the grant date, and grants of common stock to employees in connection with acquisitions. Deferred stock compensation of $1.7 million associated with option grants was recorded in fiscal 2000, the remainder of which will be amortized by charges to operations over the vesting periods of the options, generally straight-line over four years. In connection with options granted as part of the acquisition of Xentec in December 2000, an additional $380,000 of deferred stock compensation was recorded, which will be amortized by charges to operations as the options vest over the next two years. Stock-based compensation expense increased from $118,000 in the third quarter of fiscal 2000 to $337,000 in the third quarter of fiscal 2001 due primarily to the amortization of deferred stock compensation resulting from the Xentec acquisition, as well as recognition of expense associated with non-contingent grants of stock to Xentec employees which will occur on the one year anniversary date of the acquisition in December 2001. Stock-based compensation expense increased from $479,000 for the nine months ended June 30, 2000 to $661,000 for the nine months ended June 30, 2001 due primarily to the stock compensation expense resulting from the Xentec acquisition offset partially by lower levels of amortization related to grants recorded in fiscal 2000.

Loss on Write-off of Investment

         A $500,000 loss on the write-off of an equity investment in a wireless start-up company was recorded in the third quarter of fiscal 2001. This investment was made in 1997 by Phoenix Technologies and was included in the assets that were transferred to the Company from Phoenix Technologies in November 1999. During the third quarter of fiscal 2001 the start-up company was acquired and, based on the terms of that acquisition, it is probable that inSilicon will not receive any return on this investment.

Income Tax Benefit

         We recorded income tax benefits of $1.0 million for the three months ended June 30, 2001 and $1.9 million for the nine months ended June 30, 2001, which resulted in effective tax rates of 29.7% and 27.7%, respectively. The benefits recorded are attributable to the recording of refundable income taxes and deferred tax assets relating to net operating loss carrybacks and carryforwards as a result of the pre-tax loss of $6.8 million for the nine months ended June 30, 2001. The realization of the deferred tax assets is probable due to the existence of other net deferred tax liabilities.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         In the second quarter of fiscal year 2000, we raised net proceeds of $37.0 million from our initial public offering. In January 2001, the Company's $5.0 million secured bank line of credit with Silicon Valley Bank expired, and the Company chose not to renew this credit facility. As of June 30, 2001, the Company's sources of liquidity include cash and cash equivalents of $31.6 million.

         Cash used in operating activities was $1.1 million for the nine months ended June 30, 2001, as compared to cash provided by operating activities of $1.0 million for the nine months ended June 30, 2000. Cash used in operating activities during the nine months ended June 30, 2001, included the impact of the $6.8 million loss before income taxes, reduced by non-cash expenses for depreciation and amortization, and stock-based compensation totaling $5.0 million. Cash was also provided by net collections of accounts receivable, reduced by decreases in accounts payable and other accrued liabilities.

         Cash used in investing activities was $6.2 million for the nine months ended June 30, 2001. Cash used in the period was primarily due to the acquisition of Xentec, Inc., the acquisition of the wireless design services group of HD Lab, long-term investments and purchases of property and equipment. Additional cash payments totaling $375,000 are expected to be made through December 2001 in connection with the acquisition of HD Lab.

         Net cash provided by financing activities was $0.8 million for the nine months ended June 30, 2001. Net cash provided related to the proceeds from the exercise of common stock options and issuance of stock under the employee stock purchase plan.

         We expect our future liquidity and capital requirements to vary greatly from quarter to quarter, depending on numerous factors, including the cost, timing and success of product development efforts, the cost and timing of sales and marketing activities, payments associated with recently acquired companies and purchased technology, the extent to which our existing and new technologies gain market acceptance, the number and complexity of communications standards, the level and timing of revenues, competing technological and market developments and the costs of maintaining and enforcing patent claims and other intellectual property rights. We believe that our present liquid assets, together with cash generated by our operations, if any, will be sufficient to meet our operating and capital requirements for at least the next 12 months. Thereafter, we may require additional funds. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain technology.


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

         During the quarter ended December 31, 2000, the Company used proceeds from the initial public offering to acquire all of the outstanding stock of Xentec, Inc. and the wireless design services group of HD Lab, K.K. The remaining net proceeds will be used for general corporate purposes, including working capital, sales and marketing, and research and development. Additionally, the Company may use a portion of the net proceeds to acquire complementary products, technologies or companies. Through June 30, 2001, the Company has expended approximately $33 million of the net proceeds for the uses described above. Pending use, the remaining net proceeds will be invested in short-term securities.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INSILICON CORPORATION


Date:   August 8, 2001                   By:  /s/ Bryan LeBlanc
        --------------                        -----------------
                                              Bryan LeBlanc
                                              Executive Vice President and
                                                Chief Financial Officer