Form 10-K405
period 2001-09-30
INSILICON CORP
filed 2001-12-27
CIK 1099425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(M	ark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended September 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

(408) 894-1900
(Registrant’s telephone number, including area code)

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

YES    ☒         NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001, was $8,779,031 based upon the last reported sales price of the common stock on the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2001 was 14,586,647.

Documents Incorporated by Reference

          Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

          This report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, our plans to make acquisitions or strategic investments, our expectation of increased sales to original equipment manufacturers, and our plans to improve and enhance existing products and develop new products.

          The forward-looking statements of inSilicon are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, increased costs as a result from our separation from Phoenix, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to integrate acquisitions and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with our business, see the “Business Risks” section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1.    Business

Overview

          inSilicon Corporation (“inSilicon”) is a leading provider of digital and analog communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of a wide variety of electronic products. Over 450 customers use inSilicon’s communications technology in hundreds of different digital devices ranging from network routers to handheld computers. inSilicon’s modular approach emphasizes customer-proven reusable semiconductor intellectual property that focuses on communications and connectivity, and is compatible with a wide range of microprocessor designs. Semiconductor and systems companies integrate inSilicon’s communications technology into their overall semiconductor designs, saving time and money and allowing them to focus on their core competencies that differentiate their products. By integrating inSilicon’s communications technology into their complex designs, inSilicon’s customers are better able to solve the widening “design gap” caused by the difficulty of designing complex systems-on-a-chip in the time necessary to get to market with their products.

          Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, Phoenix transferred certain assets to us substantially in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We successfully completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of September 30, 2001, Phoenix owned 10.4 million shares of our common stock (69.2% of our outstanding common and exchangeable preferred stock).

Industry Background

          The Internet is creating the demand for all digital devices to be connected. This demand is generating a proliferation of communications standards and connectivity requirements. Examples of current and emerging standards include Ethernet, USB, IEEE 1394, Hypertransport, PCI, HPNA, DSL, DOCSIS, 3GIO, Bluetooth and 802.11. Products that use these standards include corporate networks that use Ethernet; printers and scanners that use USB; digital video cameras that use IEEE 1394; routers, personal computers and notebooks that use PCI, Hypertransport, or 3GIO; home networks that use HPNA and 802.11; high speed Internet modems that use DSL; and next-generation cellular phones that use Bluetooth.

          The proliferation of these products and their many communications standards is driving the demand for complex semiconductors. Improvements in semiconductor design and manufacturing processes have enabled the integration of entire systems, including microprocessor, communications, logic and memory elements, on a single chip, thus creating a system-on-chip solution.

          A designer of a complex system-on-a-chip needs to design each technology separately and then must ensure that each communicates with each other as well as externally with other devices. Due to the complexity of designing such systems-on-a-chip, the multiplicity of communications standards and time-to-market requirements, the design capabilities of semiconductor and systems companies have not kept pace with the increase in the number of transistors that can be placed on a single chip. Consequently, a significant “design gap” has developed.

          To address the design gap, semiconductor and systems companies are increasingly licensing proven and reusable intellectual property such as microprocessor, communications, logic, analog mixed signal and memory blocks from merchant semiconductor intellectual property, or SIP, suppliers. The emergence of a merchant SIP market allows semiconductor and systems companies to create differentiated products, reduce development costs, increase functionality and improve time to market. For example, in a report issued in November 2001, Cahners In-Stat group, an independent research firm, estimated that worldwide revenue for the independent merchant SIP market will grow from approximately $600 million in 2000 to over $1.6 billion in 2005.

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

The inSilicon Solution

          We provide communications platforms that allow semiconductor and systems companies to focus their development resources on their core competencies that differentiate their products. This improves time to market and reduces risk and development costs in the design of complex systems-on-a-chip, thus narrowing the design gap. We offer:

•
Proven Solutions.    We estimate more than 450 companies have implemented our technology in more than 800 integrated circuit designs. Millions of individual products include inSilicon technology. Our technologies have been implemented in over 25 semiconductor fabrication facilities using some of the most advanced semiconductor processing technology, including 0.18 micron process technology. The customer- and systems-proven nature of our technologies make the substantial interoperability issues and costly development delays that our customers might experience from in-house or other third-party designs less likely, thereby reducing risk.

•
A Broad Portfolio of Communications Technology.    We provide semiconductor and systems companies with a broad portfolio of communications and connectivity technology. We believe our semiconductor intellectual property fulfills many of the communications technology needs of those companies.

•
Integrated Platform-Based Solutions.    We partner with other intellectual property suppliers, which enables us to sell more complete system-on-chip IP platforms. For example, we have redistribution agreements with MIPS Technologies and ARM Limited that allow us to bundle and sell MIPS processor and ARM integration IP together with our communications technology. With these agreements, inSilicon is able to offer more complete IP solutions that enable customers to get to market sooner with fewer suppliers.

•	Integrated Software Solution. For the USB and IEEE 1394 communications standards, we partner with software suppliers for essential software that allow operating systems to communicate with our USB and

IEEE 1394 technology. By using this software, semiconductor and systems companies may integrate our technology into their designs in a cost-effective and timely manner.

•
Extensive Test and Verification Tools.    We provide our customers with extensive verification and test modules to ensure the functionality of our technology within their designs. This allows our customers to implement our communications technology into their designs with a higher degree of first time success.

•
Portability and Flexibility.    We design our semiconductor intellectual property to be foundry independent and easy to use. We use popular hardware languages that fit readily into our customers’ design flows, which provide our customers significant manufacturing flexibility. Our Rapidscript™ configuration tool and our adoption of VCI and AHB facilitate customer integration of our semiconductor property into their system-on-a-chip designs.

•
Standards Leadership.    We were the first to market with merchant semiconductor intellectual property solutions for many communications standards including PCI, AGP, USB, IrDA, IEEE 1394 and VCI. We participate in numerous industry standard bodies, including the USB Implementers Forum, and the 3GIO Developers’ Group. Our involvement with these bodies helps us to stay on the leading edge of evolving standards.

Markets and Applications.

          We target high growth markets requiring high performance, quick time to market, design flexibility and compliance with industry standards. The following represents our four primary market segments, including representative applications using our products within each:

•
Telecommunications and Data Communications.    Telecommunications and data communications equipment companies design and manufacture equipment that must comply with many industry standards. For example, communications technologies such as Ethernet, UTOPIA, POS, PCI, USB, 802.11 and Java are used in network switches and routers, network adapters, concentrators, public switched telephone network central office equipment, cable set-top boxes, modems, and mobile phones.

•
Consumer Electronics.    Consumer electronic devices are rapidly converting to digital methods of signal transmission, processing and storage, and they require standard connectivity interfaces such as IEEE 1394, IrDA, USB, PCI, and 802.11. For example, digital still cameras, digital video cameras, video games, digital videocassette recorders and DVD players all use such digital transmission technology. New application of this technology is anticipated in digital audio equipment and emerging video devices such as personal video recorders. Additionally, mobile phone and wireless Internet applications are creating the demand for performance enhanced Java technologies.

•
Computers.    Computation equipment such as personal computers, workstations and servers require implementation of standard interfaces such as PCI, USB, IrDA, Ethernet, and 802.11. Our communications technology can be found in standard products and application specific implementations for these types of platforms.

•
Office Automation.    Computer peripherals require a means of connection to both their host computer and to larger networks. These connections are generally made with standard interfaces, including USB, Ethernet, IEEE 1394, IrDA, and 802.11. These interface technologies are used in printers, scanners, keyboards, display terminals, pointing devices and mass storage devices such as hard disk drives, floppy disk drives, removable media disk drives, tape drives and optical drives.

Products

          Our communications technology includes semiconductor intellectual property and related software. Our semiconductor intellectual property includes a wide variety of both standards-based and proprietary communications technology. Our semiconductor intellectual property platforms vertically combine many of these technologies into functional blocks tailored for ease of use and faster integration by our customers.

          We supply our technology as Verilog source code and GDS II databases, which are the primary design representations in use today. Semiconductor and systems companies then integrate our communications technology into their overall semiconductor designs using electronic design automation tools, such as those provided by Synopsys, Mentor Graphics, and Cadence. We use a modular approach that emphasizes silicon-proven reusable, licensable technology and software that are compatible with a wide range of processor designs.

          Our technologies are outlined in the following chart. Each family consists of our technologies that relate to a specific industry standard.

Standard	Technology Families	Technology Applications

Ethernet	10/100 and 10/100/1000 Ethernet Media Access Controller and Ethernet Simulation Model	Ethernet is a widely used local area networking communications standard, used in such devices such as modems, cable modems, home networking, routers and switches.

IEEE 1394	1394 Device Controller Link, 1394 A/V Link, 1394 Cable Phy and 1394 Simulation Model	IEEE 1394 is a high-speed digital interface standard used in digital cameras, audio- visual disk drives and scanners.

IrDA	VFIR and VFIR Simulation Model, IrDA and IrDA Simulation Model	IrDA is a wireless standard that enables communication between appliances across short distances. It is used in mobile phones, handheld and laptop computers and electronic games.

Java™ Technology	JVX™ and JVXtreme™ Java Accelerators	JVX is a proprietary hardware and software solution that accelerates applications written in the Java programming language. JVX is primarily targeted for wireless Internet applications.

PCI	PCI Suite and PCI Simulation Model	Peripheral Component Interconnect is an internal communications standard that connects various elements of computer systems to each other. It is used in many computers as well as in embedded systems.

PCI-X	PCI-X and PCI-X Simulation Model
PCI-X is the latest revision of the PCI
standard. It is used in many high performance
computing applications, including
multiprocessor servers, communications
switches and routers and storage area
networks.

USB	USB 2.0 PHY, USB 1.1 and 2.0 OHCI Host Controller, USB 1.1 Hub, USB 1.1 and 2.0 Device Controller	Universal Serial Bus is a standard designed to simplify connections between personal computers and peripheral devices, such as printers, digital cameras and scanners.

UTOPIA	DMA UTOPIA Controller and Simulation Model	UTOPIA is a broadband interface widely used in Asynchronous Transfer Mode (ATM) communications, network processors, and DSL chipsets.

Standard	Technology Families	Technology Applications

AMBA	ARM Prime Cells, and Micro Pack
Advanced ARM Micro Bus Architecture is
widely used in embedded systems. The Arm
Prime Cells and the Micro Pack offer most
of the building blocks needed to build a
system around an ARMAmba processor bus
which is supported by both the ARM and
MIPS embedded processor family. This
includes memory controllers, timers and
peripheral interface

JPEG	JPEG Encoder, Decoder, Codec, and JPEG2000 Encoder	JPEG and JPEG2000 are worldwide standards for still image compression and decompression. They are widely used in digital camera, security monitoring, printer, scanner, and medical imaging

Research and Development

          Our research and development costs in fiscal years 2001, 2000 and 1999 were $11.1 million, $7.8 million and $9.1 million, respectively. Research and development expenditures increased in fiscal year 2001 due primarily to the acquisitions of Xentec, Inc. (“Xentec”) and the wireless design services group of HD Lab, K.K. (“HD Lab”), as we focused on the mixed signal communications and Bluetooth markets. Research and development expenditures decreased in fiscal year 2000 as a result of a decrease in compensation and related benefits due to decreased personnel and the completion of a significant outsource design contract, partially offset by a decrease in research and development cost capitalized under Statement of Financial Accounting Standards, or SFAS 86. In order to maintain a leading position as a merchant semiconductor intellectual property provider in emerging communications and connectivity standards, we expect that these costs may increase in the future. At November 30, 2001, we had 64 employees engaged in research and development. As a result of a restructuring announced in December 2001, during the month of December 2001 we plan to reduce our research and development headcount by approximately 25%.

Sales and Marketing

          We focus our sales efforts in the following areas: direct sales; indirect sales through application specific integrated circuit, or ASIC, manufacturers and authorized design centers; and internet distribution. For further discussion on financial information about geographic areas and segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of Notes to the Consolidated Financial Statements.

          Direct Sales.    We maintain a direct worldwide sales network consisting of our own employees and a limited number of sales representatives and field applications engineers. The sales force’s primary responsibility is to secure and maintain direct account relationships with semiconductor and systems companies. We have over 450 customers for which the sales force maintains the relationship. We document these relationships with a technology license agreement for the first purchase. For subsequent purchases from existing customers, we generally obtain a customer purchase order for the desired technology under the terms of the license agreement or an amendment to the license agreement. The sales force is distributed in key geographic areas around the world with employees in the following locations: Austin, Texas; Boston, Massachusetts; Dallas, Texas; San Jose, California; Zurich, Switzerland; London, England; Toronto, Canada; Taipei, Taiwan; and Tokyo, Japan. In addition, we have a distribution agreement with Phoenix Technologies Ltd. covering Hong Kong, Japan, Korea, Singapore and Taiwan.

          Indirect Sales.    In addition to the direct sales force, we also use a number of indirect sales channels. As of September 30, 2001, we have entered into 40 indirect channel partnership agreements. Our channel partners include:

•
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

•
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

•
Initial License Fees.    Initial fees are generally associated with the license of our technology to a customer at a specified design location for a single customer semiconductor design. The amount of the initial fee depends on the type and number of our technologies included in the design, generally ranging from $50,000 to $1,000,000 per customer design.

•
Re-use License Fees.    Re-use fees are associated with the license of one or more of our technologies for a follow-on design at a customer location that has incurred and paid an initial license fee. The amount of the re-use fee generally ranges from 20% to 40% of the amount of the initial license fee.

•
Support and Maintenance Fees.    Maintenance fees entitle the customer to periodic bug fixes and code updates over the term of the maintenance contract, generally one year. The amount of maintenance fee averages 15% of the associated license fee.

•
Royalties.    Royalties are per chip fees due by customers within a specified period after customer shipment of semiconductors that include our technology. The semiconductor design cycles of our customers are sometimes two years or longer, and therefore royalties may not be collected until two or more years after the signing of a customer contract and the billing and collection of the related initial license fee.

Customers

          We have developed a strong customer base among semiconductor and systems companies that use our communications technology to design complex semiconductors. The top ten customers for fiscal 2001, listed alphabetically, excluding related party revenue from Phoenix are as follows: 3com, Aeronix, Alchemy, Fuji, LSI Logic, Quicklogic, NEC, Sanyo, Sony and ST Microelectronics. These top customers represented approximately 27% of our total revenue in fiscal year 2001. The following chart provides a representative list of our major customers and some of the applications in each industry in which customers use our technology.

Industry	Example Application	Selected Customers

Communications
ATM Traffic Processor, Backbone
Router, Cable Modem, DSL
Modem, Encryption Processor,
Gigabit Servicer Adapter, Gigabit
Switch, Multilayer
Communications Switch, Network
Adapter, Satellite Receiver and
Terabit Router

3 Com Aeronix Alcatel Broadcom Cisco Intel NEC Quicklogic Siemens

Consumer	AutoPC, Cell Phone, Digital Still Camera, Digital Video Camera, Internet Audio, Personal Digital Assistant, Set-top Box and Smart Card Reader	Agilent Alchemy C-Cube Fuji Motorola Qualcomm Sanyo Sony ST Microelectronics WebTV (Microsoft)

Computer	Embedded Microprocessor, Laptop Computer, RISC Processor, Server Processor Interconnect, Super I/O Chip, Microprocessor and USB Controller	AMD Fujitsu Hitachi Intel Lucent LSI Logic SMSC Toshiba

Office Automation	3-D Digital Audio, Floppy Disk Drive, Inkjet Printer, Laser Printer, Page Scanner, PC Audio Card, PC Video Camera and Removable Disk Drive	Creative Labs Hewlett-Packard iOmega Pitney Bowes

Competition

          We are one of the top five pure merchant IP companies based on world-wide revenue for fiscal 2000, according to a May 2001 report by Gartner, Inc. The other top vendors include ARM Holdings, MIPS Technologies, Rambus, Inc., and Mentor Graphics. The industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant semiconductor intellectual property (or “SIP”), suppliers, such as the Mentor Graphics’ Inventra Division, Synopsys, Enthink, Gain Technology, and the VAutomation subsidiary of ARC Cores; and suppliers of application specific integrated circuits, or ASICs, such as LSI Logic, and the ASIC divisions of IBM, Lucent, Toshiba and NEC. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and Hewlett-Packard. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix, Sci-worx, Parthus Technologies, and the Tality subsidiary of Cadence, also provide competition. These companies generally build a portfolio of internally developed SIP over time and then re-use that SIP as applicable in new service projects in order to gain productivity leverage. As we introduce new SIP technologies, we will face competition from both existing SIP suppliers and new SIP suppliers that we anticipate will enter the market. We also may face competition from new suppliers of technologies based on new or emerging standards.

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

          As of December 14, 2001, we had applications for U.S. patents on file with the United States Patent and Trademark Office, or USPTO, and draft applications in the various stages of review in preparation for filing with the USPTO. The USPTO has issued us patents. Also as of December 14, 2001, we had filed foreign applications under the Patent Cooperation Treaty and had national filings in place for those countries which are not members. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents.

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

Employees

          As of November 30, 2001, we had 118 full-time employees, including 31 in sales, 9 in marketing, 63 in research and development and 15 in general and administrative functions. We also had one part-time employee in research and development. In December 2001, we announced our intention to reduce the size of our overall workforce by approximately 20% to align our ongoing expenses with the anticipated level of future revenue. We believe that our future success will depend in part on our continued ability to retain and motivate qualified personnel. None of our employees is represented by a labor union and we believe our employee relations are good.

ITEM 2.    PROPERTIES

          Our executive, administrative and technical offices currently occupy approximately 22,000 square feet in a building leased by Phoenix in San Jose, California, pursuant to a month-to-month service agreement. In November 2000, our sales and marketing functions relocated to a small office facility in San Jose, California under a sublease of less than two years. We also occupy office space in Austin, Texas; London, England; Toronto, Canada; and Nagoya, Japan under leases that expire in 2002, 2002, 2002 and 2003, respectively. In connection with the restructuring program announced in December 2001, we plan to vacate the leased office space in San Jose, and to consolidate our employees from that location into our headquarters office space. We also plan to vacate the office space located in Nagoya, Japan. We may in the future move to separate offices in the Silicon Valley area. We believe these facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

          We are not a party to any pending litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF INSILICON CORPORATION

          The executive officers of inSilicon, each of whom serve at the discretion of the Board of Directors, as of the filing date of this Form 10-K are as follows:

Name	Age	Position
Wayne C. Cantwell	36	President and Chief Executive Officer
Barry A. Hoberman	43	Executive Vice President and Chief Operating Officer
Bryan LeBlanc	35	Executive Vice President and Chief Financial Officer
Joseph Hustein	54	Vice President and General Counsel

WAYNE C. CANTWELL has served as our President and Chief Executive Officer since our incorporation in November 1999. Mr. Cantwell served as Senior Vice President and General Manager of Phoenix’s Semiconductor IP Division from July 1999 to November 1999. He was Vice President and General Manager, Worldwide Field Operations, for Phoenix from November 1998 to July 1999; Vice President and General Manager, North American Operations, from March 1998 to October 1998; Vice President, Asia/America Operations, from September 1997 to March 1998; and General Manager, Asia Operations, from January 1996 to August 1997. Prior to that, Mr. Cantwell held various sales, sales management and general management roles with Phoenix since joining Phoenix in March 1991. Prior to that, Mr. Cantwell held various roles in sales and engineering at Intel and NEC Technologies. He received a B.S. in Electrical Engineering from DeVry Institute of Technology.

BARRY A. HOBERMAN has served as our Executive Vice President and Chief Operating Officer since June 2001. Prior to his appointment as Chief Operating Officer, Mr. Hoberman served as our Executive Vice President and Chief Technical Officer since November 1999. Prior to November 1999, Mr. Hoberman was Vice President of Phoenix’s Semiconductor IP Division from April 1999 to November 1999, and the Senior Director of the same division from May 1996 to March 1999. Prior to that, he was Product Line Director at Advanced Micro Devices, a semiconductor manufacturer, from October 1987 to May 1996. Previously, he held various roles in product management and development at Advanced Micro Devices and Monolithic Memories. Mr. Hoberman has been issued 13 U.S. patents. He received a B.S. in Electrical Engineering and a B.S. in Biology from the Massachusetts Institute of Technology, and has done graduate work in Electrical Engineering at Stanford University.

BRYAN LEBLANC has served as our Executive Vice President and Chief Financial Officer since March 2001. Prior to March 2001, Mr. LeBlanc was the Vice President of Finance and Chief Financial Officer of Fogdog, Inc., an online retailer of sports equipment. Prior to that, Mr. LeBlanc was the director of corporate finance for Documentum, Inc., a public enterprise content management software development corporation. Prior to that, between 1988 and 1997, he held various financial management positions with electronic design automation software company Cadence Design Systems, Inc. Mr. LeBlanc holds an MBA from the University of Santa Clara and a BA from Holy Cross College.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Fiscal Year 2001:
Fourth quarter	$ 4.80	$ 2.03
Third quarter	5.47	2.17
Second quarter	8.13	3.13
First quarter	15.38	5.19
Fiscal Year 2000:
Fourth quarter	$25.00	$14.00
Third quarter	16.38	5.75
Second quarter	21.88	15.13

          We had 87 stockholders of record as of October 31, 2001. Because most of our common stock is held by brokers and other institutional investors on behalf of stockholders, we are unable to estimate a number of stockholders represented by these record holders. To date, we have paid no cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. See Note 12 to the Consolidated Financial Statements, included herein, for the terms of exercise of stock options and warrants to purchase shares of common stock.

Uses of Proceeds from Registered Securities

          On March 22, 2000 the Company sold 3,500,000 shares of common stock in an initial public offering at a price of $12.00 per share, raising $42.0 million in gross proceeds. After underwriters’ discounts and commissions of $2.9 million and $2.1 million in related expenses, net proceeds were $37.0 million. All shares of common stock sold in the offering were registered on Form S-1 filed with the SEC (SEC File No. 333-94573) on January 13, 2000, as amended. The SEC declared the Registration Statement effective on March 21, 2000. The managing underwriters were FleetBoston Robertson Stephens Inc., Prudential Securities Incorporated and Needham & Company, Inc.

          During the quarter ended December 31, 2000, the Company used proceeds from the initial public offering to acquire all of the outstanding stock of Xentec, Inc. and the wireless design services group of HD Lab, K.K. The remaining net proceeds were used for general corporate purposes, including working capital, sales and marketing, and research and development.

          Through September 30, 2001, the Company has expended all of the net proceeds for the uses described above.

Recent Sales of Unregistered Securities

          During the period covered by this report, inSilicon has sold and issued the following unregistered securities:

          On December 18, 2000, inSilicon issued 15,678 shares of the Company’s common stock and 618,378 exchangeable preferred shares of inSilicon Canada Ltd. (“inSilicon Canada”), a corporation governed by the laws of Canada and an indirect, wholly-owned subsidiary of the Company as part of its acquisition of all of the outstanding capital stock of Xentec, Inc. (“Xentec”), a privately held developer of analog and mixed-signal intellectual property. The exchangeable preferred shares of inSilicon Canada are convertible on a one-for-one basis into common shares of the Company. In addition, inSilicon Canada will issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones.

          The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) Regulation D Rule 506 of the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with inSilicon, to information about inSilicon.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

          The selected financial data below include business combinations described in Note 7 of the Notes to Consolidated Financial Statements, included herein. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 2001 and 2000. This information was derived from inSilicon’s unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with our annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Selected Annual Consolidated Financial Data

	For the years ended September 30,
(In thousands, except per share data)	2001	2000	1999	1998	1997
Revenue:
License fees	$15,151	$20,411	$14,973	$ 7,304	$4,272
Services	6,078	5,017	3,982	1,488	839

Total revenue	21,229	25,428	18,955	8,792	5,111
Gross margin	18,072	21,558	10,139	6,835	3,501
Asset impairment, merger and restructuring charges	9,393	—	1,195	5,778	—
Loss from operations	(21,587)	(1,903)	(12,082)	(7,101)	(1,986)
Net loss	(19,245)	(1,265)	(12,082)	(7,101)	(1,986)
Net loss per share—basic and diluted	(1.30)	(0.10)	(1.16)*

	As of September 30,
	2001	2000	1999	1998	1997
Cash and short-term investments	$32,040	$38,181	$ —	$ —	$ —
Working capital (deficit)	27,307	39,298	(393)	(3,340)	974
Total assets	54,138	63,710	24,481	31,331	4,505
Deferred tax liability	2,374	2,955	45	16	15
Stockholders’ equity	42,058	52,127	18,804	25,412	3,554

*	Calculated based upon 10.4 million pro forma shares outstanding prior to our capitalization in November 1999

Selected Unaudited Quarterly Consolidated Financial Data

	Fiscal Year 2001, Quarters ended
(In thousands, except per share data)	Sep 30	Jun 30	Mar 31	Dec 31
Revenue	$ 3,914	$6,020	$5,267	$6,028
Gross margin	3,091	5,053	4,583	5,345
Loss from operations	(13,898)	(3,178)	(3,775)	(736)
Net loss	(14,354)	(2,291)	(2,400)	(200)
Net loss per share—basic and diluted	(0.96)	(0.15)	(0.16)	(0.01)

	Fiscal Year 2000, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenue	$ 7,522	$6,811	$5,838	$5,257
Gross margin	6,864	5,689	4,823	4,182
Income (loss) from operations	151	(245)	(750)	(1,059)
Net income (loss)	367	37	(677)	(992)
Earnings (loss) per share—basic	0.03	0.00	(0.06)	(0.10)*
Earnings (loss) per share—diluted	0.02	0.00	(0.06)	(0.10)*

*	Calculated based upon 10.4 million pro forma shares outstanding prior to our capitalization in November 1999

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Overview

          We are a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of a wide variety of electronic products. We provide cores, related silicon subsystems and firmware to customers that use our technologies in hundreds of different digital devices ranging from network routers to handheld computers.

          Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, Phoenix transferred certain assets to us in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We successfully completed an initial public offering in March 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into common stock. As of September 30, 2001, Phoenix owned 10.4 million shares of our common stock (69.2% of our outstanding common and exchangeable preferred stock).

          We have incurred operating and net losses for all fiscal years. These losses have primarily resulted from two factors: research and development and marketing costs incurred in order to generate market share and product development in order to support future revenue growth; and charges for restructurings, merger costs, and amortization of acquired intangible assets. See further discussion included in “Business Risks.”

          Our consolidated financial statements prior to November 30, 1999, were derived from the historical books and records of Phoenix as follows:

•	The consolidated balance sheets included all assets and liabilities directly attributable to us.

•
The consolidated statements of operations included all revenue and expenses attributable to our operations, including direct charges and allocated costs for shared facilities, functions and services used by us and provided by Phoenix. Our expenses included a significant amount allocated to us based upon Phoenix management’s estimate of the proportional benefit of services provided by it. These allocations were generally based on pro rata personnel, revenue generated or costs incurred.

          You should not consider our historical financial statements prior to our capitalization to be representative of the operating results, financial position or cash flows to be expected in future periods or what the results of operations, financial position or cash flows would have been had we been a separate, stand-alone entity during the periods presented.

          At the time of separation from Phoenix, we entered into a Services and Cost-Sharing Agreement with Phoenix effective as of November 30, 1999. The services have included data processing, telecommunications, information technology support, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space that we occupy at Phoenix’s headquarters and insurance premiums. Our portion of the costs is equal to the aggregate cost of the services for both companies multiplied by a percentage representing the number of our employees to the total number of employees for both companies. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2002. Generally, either party can terminate on 30 days’ written notice.

          In December 2000, inSilicon acquired all of the outstanding capital stock of Xentec, Inc. (“Xentec”), a privately held developer of analog and mixed-signal intellectual property. The purchase price consisted of approximately $3.0 million in cash, 15,678 shares of our common stock with a fair value of approximately $0.2 million, approximately 96,000 stock options to purchase our common stock with a fair value of approximately $1.0 million, and 618,378 exchangeable preferred shares of inSilicon Canada Ltd. (“inSilicon Canada”), a corporation governed by the laws of Canada and an indirect subsidiary of inSilicon, with a fair value of approximately $7.0 million. The exchangeable preferred shares of inSilicon Canada are convertible on a one-for-one basis into common shares of inSilicon. In addition, inSilicon Canada will issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. None of the additional shares have been issued as of September 30, 2001. Additional goodwill will be recorded for the fair value of this consideration as the exchangeable preferred shares, if any, are issued. Also under the terms of the acquisition, in January 2002 we will issue common stock with a fair value of $500,000 to former Xentec employees who continue their employment with the Company through December 18, 2001. The $500,000 is being recognized as stock-based compensation expense over the one year period subsequent to the merger, and at September 30, 2001 $375,000 of this amount is included in payroll and related liabilities in the consolidated balance sheet.

          The acquisition was accounted for using the purchase method of accounting and therefore Xentec’s results of operations are not included within ours before the date of acquisition. Our consolidated balance sheets include the financial position of Xentec as of September 30, 2001, and our consolidated operating results include the operating results of Xentec after the date of acquisition.

          In connection with the acquisition of Xentec, $0.2 million of capitalized software development costs, $0.4 million of stock-based compensation, $10.3 million of goodwill and $0.6 million of other intangible assets were recorded. During fiscal year 2001, amortization of these assets was recognized on a straight-line basis over three- to six-year periods. As of September 30, 2001, inSilicon recognized an impairment charge of $9.4 million, which represented the carrying values of goodwill and intangible assets as of that date. See “Impairment of Long-lived Assets”.

          In December 2000, inSilicon acquired the wireless design services group of HD Lab, K.K. (“HD Lab”). Under the terms of the HD Lab agreement, inSilicon will pay an aggregate of $1.6 million in cash in installments through December 2001 to acquire certain Bluetooth baseband technology. We also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. Bluetooth is a proven wireless technology that allows users to make effortless wireless and instant connections between various communication devices, such as mobile phones and desktop and notebook computers. Until the first quarter of fiscal 2002, when it was decided to terminate our Bluetooth product development efforts in conjunction with our workforce reduction announced in December 2001, we intended to incorporate the Bluetooth technology into a standard product family. As of September 30, 2001, $1.2 million of the technology and acquisition costs have been paid and the remaining $0.4 million of technology costs are recorded in purchase consideration payable. $1.3 million has been capitalized as computer software costs and $0.3 million has been recorded as an assembled workforce intangible asset. As a result of the discontinuance of our Bluetooth product development efforts, which include the termination of the Bluetooth product development employees from HD Lab, we expect to record a charge to earnings in the first quarter of fiscal 2002 related to the impairment of these assets. (See “Restructuring Charges”)

Results of Operations

          The following table includes Consolidated Statements of Operations data as a percentage of total revenue:

	Years ended September 30,
	2001	2000	1999
Revenue:
License fees	71.4%	80.3%	79.0%
Services	28.6	19.7	21.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
License fees	7.3	6.4	5.3
Services	1.6	3.9	4.4
Amortization of purchased technology	6.0	4.9	11.2
Write-off of capitalized software	—	—	25.6

Total cost of revenue	14.9	15.2	46.5

Gross margin	85.1	84.8	53.5
Operating expenses:
Research and development	52.4	30.5	48.0
Sales and marketing	44.0	37.4	33.5
General and administrative	23.3	13.1	17.7
Amortization of goodwill and other intangible assets	18.2	8.7	11.7
Stock-based compensation	4.6	2.5	—
Asset impairment and restructuring charges	44.3	—	6.3

Total operating expenses	186.8	92.2	117.2

Loss from operations	(101.7)	(7.4)	(63.7)
Interest income, net	7.5	4.8	—
Loss on write-down of investments	(6.1)	—	—

Loss before income taxes	(100.3)	(2.6)	(63.7)
Provision (credit) for income taxes	(9.7)	2.3	—

Net loss	(90.6)%	(4.9)%	(63.7)%

          Revenue.    Our revenue is derived from license and re-use fees, royalties, engineering service fees and maintenance and support service fees generated primarily from systems and semiconductor companies. Revenue from software license and re-use fees is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection of the receivable is considered probable. Royalties are recognized in the quarter in which the royalty payment is either received from the customer or may be reasonably estimated. Engineering services revenue is generally recognized on a time-and-materials basis or when contractual milestones are met. Maintenance revenue, which relates principally to maintenance and support contracts, is generally recognized ratably over the contract period, which is typically one year. Deferred revenue consists primarily of billings under maintenance contracts in advance of revenue recognition, as well as software license fees that are expected to be recorded as revenue when all uncertainties surrounding the acceptance of the product have been removed.

          When a license agreement includes one or more elements to be delivered at a future date, we recognize license revenues based upon the residual method after all elements other than maintenance and engineering services have been delivered. We use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. We recognize maintenance revenues over the term of the maintenance contract and engineering services as time and materials are incurred as vendor specific objective evidence of fair value for maintenance and engineering services exist.

          We also enter into a limited number of contracts for services and such contracts are generally based upon time and material basis, however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. We generally do not enter into consulting arrangements concurrent with license arrangements.

          In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition,” vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price.

          The Company adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as of October 1, 2000. SAB 101 outlines the Staff’s position on various revenue recognition issues. The adoption of SAB 101 did not have a material impact on the consolidated financial statements and results of operations.

          Revenue for the year ended September 30, 2001 was $21.2 million, a decrease of 16.5% from fiscal year 2000. This decrease consisted of a decline in license fees revenue ($5.3 million) partially offset by growth in services revenue ($1.1 million). The decline in revenue from license fees is attributable to a decrease in demand for our products primarily related to the difficult economic environment, particularly in North America. Revenue for fiscal year 2000 was $25.4 million, an increase of 34.1% from fiscal year 1999. This increase consisted of growth in license fees revenue ($5.4 million) and services revenue ($1.0 million). Contributing to the increase in license fees was the growth in the licensing of semiconductor intellectual property by semiconductor and systems companies for their system-on-a-chip designs to meet time-to-market demands. Also contributing to the growth was an increase in re-use licenses of semiconductor intellectual property by existing customers and the release of new products during the year, including follow-on products for both the USB and PCI standards released in fiscal year 2000. Services revenue increased in both years due to maintenance revenue generated from our growing installed base of customers.

          Phoenix accounted for 10.1% of our revenue in fiscal year 2001. No other customer accounted for more than 10% of revenue in fiscal years 2001, 2000, or 1999.

          Revenue by geographic region for the three years ended September 30, 2001, 2000 and 1999 was as follows (dollars in thousands):

	Amount			% Change		% of Consolidated Revenue
	2001	2000	1999	2001	2000	2001	2000	1999
North America	$11,872	$16,313	$13,515	(27.2)%	20.7%	55.9%	64.2%	71.3%
Asia	6,086	6,661	3,106	(8.6)%	114.5%	28.7%	26.2%	16.4%
Europe	3,271	2,454	2,334	33.3%	5.1%	15.4%	9.6%	12.3%

Total revenue	$21,229	$25,428	$18,955	(16.5)%	34.1%	100.0%	100.0%	100.0%

          During fiscal 2001, revenue from North America was negatively impacted by the cautious purchasing behavior of customers in the current economic environment. Revenue from Asia declined primarily due to lower spending on technology products in Taiwan during fiscal 2001. We experienced revenue growth in Europe during fiscal 2001 due primarily to sales in the second quarter to one customer that accounted for 34% of European revenue in fiscal 2001.

          During the year ended September 30, 2000, we experienced accelerated revenue growth in Asia and strong growth in North America. The growth in Asia was due to the our development of extended direct and indirect market channels throughout the region, and the growing market acceptance of outsourced intellectual property by Asia customers. Domestically, the revenue growth was due to increased market acceptance, new product introductions and an increase in the number of direct sales resources in the region.

          Gross Margin.    Gross margin is revenue less cost of revenue. License fee cost of revenue consisted primarily of amortization of purchased and capitalized software development costs and costs of licensing certain technologies from third-party developers and publishers. Services cost of revenue included internal payroll costs and third-party consulting costs associated with providing non-recurring engineering services to customers.

          Gross margin was $18.1 million, $21.6 million and $10.1 million in fiscal years 2001, 2000 and 1999, respectively, a decrease of 16.2% from fiscal year 2000 to fiscal year 2001 and an increase of 112.6% from fiscal year 1999 to fiscal year 2000. The decrease from fiscal year 2000 to fiscal year 2001 was primarily a result of the decrease in revenue without a corresponding decrease in cost of revenue, which is attributable to the fixed component in cost of revenue relating to the amortization of purchased technology. The increase from fiscal year 1999 to fiscal year 2000 was primarily the result of the $6.5 million increase in revenue, the write-off of capitalized software in fiscal 1999, and, to a lesser extent, a decrease in the amortization of purchased technology. The write off of capitalized software in fiscal 1999 was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and was related primarily to reduced revenue expectations due to changing market conditions.

          Research and Development Expenses.    Research and development expenses consisted principally of payroll and related costs associated with the development of our semiconductor intellectual property and related software, net of amounts capitalized.

          Research and development expenses were $11.1 million, $7.8 million and $9.1 million in fiscal years 2001, 2000 and 1999, respectively, an increase of 43.5% from fiscal year 2000 to fiscal year 2001 and a decrease of 14.7% from fiscal year 1999 to fiscal year 2000. As a percentage of revenue, research and development expenses were 52.4% in fiscal year 2001, 30.5% in fiscal year 2000 and 48.0% in fiscal year 1999. The fiscal year 2001 increase was partially attributable to additional personnel resulting from the acquisitions of Xentec and HD Lab, which were completed in December 2000. Other factors contributing to the fiscal year 2001 increase were increases in salary and benefit expense due to growth in headcount; salary increases; additional equipment leases, rentals and service contracts; and higher overhead expense, as we focused our efforts on developing new technologies to expand our product line. The fiscal year 2000 decrease primarily reflected a decrease in compensation and related benefits due to decreased personnel and the completion of a significant outsource design contract, partially offset by a decrease in software development costs capitalized under Statement of Financial Accounting Standards (“SFAS”) No. 86.

          As a result of the restructuring announced in December 2001, we anticipate that research and development expense in fiscal 2002 will be significantly lower than the fiscal 2001 level (See “Asset Impairment and Restructuring Charges”).

          Sales and Marketing Expenses.    Sales and marketing expenses consisted of costs related to advertising, public relations, and other marketing, selling and distribution activities. These costs included direct out-of-pocket and payroll expenses.

          Sales and marketing expenses were $9.3 million, $9.5 million and $6.4 million in fiscal years 2001, 2000 and 1999, respectively, a decrease of 1.8% from fiscal year 2000 to fiscal year 2001 and an increase of 50.0% from fiscal year 1999 to fiscal year 2000. As a percentage of revenue, sales and marketing expenses amounted to 44.0% in fiscal year 2001, 37.4% in fiscal year 2000 and 33.5% in fiscal year 1999. The fiscal year 2001 decrease was due primarily to reduced commission expense earned on reduced revenues, partially offset by increases in salary and benefit expense for increased headcount. The fiscal year 2000 increase primarily reflects increases in compensation and related benefits due to increased personnel and increased commissions due to increased revenue. We anticipate that sales and marketing expense in fiscal year 2002 will be consistent with the fiscal year 2001 level, as we plan to improve the efficiency of our sales and marketing efforts.

          General and Administrative Expenses.    General and administrative expenses consisted of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. These expenses included costs incurred and allocated by Phoenix for all historical periods.

          General and administrative expenses were $5.0 million, $3.3 million and $3.4 million in fiscal years 2001, 2000 and 1999, respectively, an increase of 48.4% from fiscal year 2000 to fiscal year 2001 and a decrease of 0.8% from fiscal year 1999 to fiscal year 2000. As a percentage of revenue, general and administrative expenses amounted to 23.3% in fiscal year 2001, 13.1% in fiscal year 2000 and 17.7% in fiscal year 1999. The increase in fiscal year 2001 was due to an increase in the provision for doubtful accounts of $434,000 associated with deterioration in the credit quality of certain customers, increases in consulting, legal, accounting and recruiting fees and an increase in insurance expense due to a full year’s expense on a director’s and officers insurance policy that became effective in April 2000.

          Amortization of Goodwill and Other Intangible Assets.    Amortization of goodwill and other intangible assets was $3.9 million, $2.2 million and $2.2 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001 was due to amortization of goodwill and other intangible assets from the Xentec and HD Lab acquisitions. Charges recorded in fiscal years 2000 and 1999 related to the amortization of goodwill and other intangible assets from the acquisition of Sand in September 1998. We recognized impairment of goodwill and other intangible assets of $9.4 million related to the Xentec acquisition in fiscal year 2001. As a result of this impairment charge, which was recorded at the end of the fourth quarter of fiscal year 2001, amortization expense will decrease by $1.5 million in fiscal year 2002. For additional discussion regarding impaired goodwill, refer to the “Asset Impairment and Restructuring Charges” section below. We intend to adopt SFAS 142 in fiscal year 2002, which will impact future amortization of goodwill and intangible assets. (See “New Accounting Pronouncements” and Note 2 of Notes to Consolidated Financial Statements)

          Stock-Based Compensation.    Stock-based compensation expense of $978,000 and $642,000 was recorded in fiscal years 2001 and 2000, respectively. The fiscal year 2000 expense was primarily due to the amortization of deferred stock compensation associated with stock options granted in December 1999 at an exercise price less than the fair market value of our common stock on the grant date. The total deferred stock-based compensation recorded was approximately $1.7 million, and the remaining compensation will be amortized by charges to operations over the remaining vesting periods of the options, which are generally four years. In fiscal year 2001, we recorded $380,000 in deferred stock-based compensation related to stock options granted in connection with the Xentec acquisition. The fiscal year 2001 expense was attributable to amortization of the deferred stock compensation associated with the stock options granted in December 1999 and in the Xentec acquisition, employee stock bonuses earned in connection with the Xentec acquisition, and compensation expense for options granted to consultants.

          Impairment of Long-lived Assets.    As of September 30, 2001, we recognized a charge of $9.4 million for the impairment of goodwill and other intangible assets recorded as a result of the Xentec acquisition. The assessment of the carrying value of goodwill and other intangible assets was necessitated by various factors that indicated that these assets may be impaired, including recent operating results that did not meet management expectations, the global downturn in technology spending, and a significant decline in the price of our common stock. In accordance with the requirements of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, we used undiscounted cash flows to initially determine whether impairment should be measured. Based on the results of this analysis, we performed a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. Since quoted market prices for the assets were not available, the fair value was calculated by management with the assistance of independent valuation experts using the present value of expected future cash flows. The cash flow calculations were based on management’s best estimates, using appropriate assumptions.

          Restructuring Charges.    In fiscal year 1999 we recognized a restructuring charge of $1.2 million consisting of severance and other costs allocated from Phoenix. These costs related to the elimination of nine Phoenix corporate management positions and three inSilicon positions. The severance costs incurred for the Phoenix positions were allocated to us based upon relative headcount, consistent with the allocation of our other costs incurred by Phoenix.

          In fiscal 1999 we recorded a write-off of capitalized software totaling $4.9 million. This amount was previously recorded as a restructuring charge, and has been reclassified to cost of revenue for presentation purposes.

          In December 2001, we announced and began to implement a workforce reduction plan, in an effort to align our operating expenses with the anticipated level of future revenue. This plan is expected to result in the elimination of approximately 20% of our workforce. Because our efforts in fiscal 2002 will focus on our core communication products, we will terminate the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million will be subject to impairment review. In addition, we will vacate leased office facilities at two locations. As a result of these actions, we presently expect to record charges of approximately $3.5 million in the first quarter of fiscal 2002. The amount which is ultimately recorded is dependent upon a number of factors, including the residual value, if any, of the capitalized computer software costs. We anticipate an annualized cost savings of approximately $2.8 million from this restructuring program.

          Interest and Other Income, Net.    Net interest income was derived primarily from cash, short- and long-term investments and marketable securities. The income generated each period was highly dependent on available cash and fluctuations in market interest rates. In addition, certain trade and intercompany balances are denominated in foreign currencies, and therefore subject to fluctuations in foreign currency exchange rates.

           Net interest income was $1.6 million and $1.2 million in fiscal years 2001 and 2000, respectively. The increase from fiscal year 2000 to fiscal year 2001 was due to a full year’s worth of investment earnings from proceeds received from our IPO in March 2000, offset by lower interest rates. The increase from fiscal year 1999 to fiscal year 2000 was primarily due to interest received on higher cash balances as a result of proceeds we received from the initial public offering of our stock in March 2000. The average interest rates earned in fiscal year 2001 and 2000 were approximately 4.8% and 6.3%, respectively. Net interest income was $0 in fiscal year 1999 because, as a division of Phoenix, we had no cash balances. Based primarily on the recent decline in short term interest rates and expectations of lower interest rates during fiscal year 2002, as well as lower balances of investable funds, interest income is expected to decline in fiscal year 2002.

          Loss on Write-Down of Investments.    We have invested in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the investees. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During fiscal year 2001, we recorded a loss on write-down of investments of $1.3 million. At September 30, 2001, an investment with a carrying value of $36,000 was included in other long-term assets.

          Provision (Credit) for Income Taxes.    The net losses we incurred through November 30, 1999 were attributable to our operations as a division of Phoenix and were included in income tax returns filed by Phoenix. Because we would not receive any benefit for our historical operating losses incurred through November 30, 1999, no income tax benefit was reflected for the periods presented through September 30, 1999, and because our operating losses for tax purposes were used by Phoenix, we had no net operating loss carryforwards as of November 30, 1999 to apply against future taxable income, if any.

          In conjunction with our capitalization as of November 30, 1999, a net deferred tax liability of $2.7 million was transferred from Phoenix to us, representing the future tax effect of historical temporary book/tax differences. Further, we have entered into a tax-sharing agreement with Phoenix under which we are responsible for federal and state income taxes for the periods subsequent to November 30, 1999. For federal income tax return purposes, we are not consolidated with Phoenix in fiscal 2001 as Phoenix owns less than 80% of our voting stock issued and outstanding during the year.

          We recorded an income tax benefit of $2.1 million and an income tax provision of $0.6 million in fiscal years 2001 and 2000, respectively. The effective tax rate was a benefit rate of 9.6% in fiscal 2001, which differed from the expected rate for a tax benefit on the loss in the period primarily due to a valuation allowance for deferred tax assets that we consider more likely than not unrealizable as of September 30, 2001. Based on available objective evidence at September 30, 2001, we believe that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded. The effective tax rate was a provision rate of 86.6% in fiscal 2000, which differed from the expected statutory rate for a tax benefit on the loss in the period primarily due to non-deductible deferred compensation charges and merger and acquisition charges that are non-deductible for tax purposes.

New Accounting Pronouncements

          In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We adopted this statement as of July 1, 2001. We have had no business combinations since that date.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted, provided that the first interim period financial statements have not been issued. We presently intend to apply the new accounting rules of SFAS 142 in the first quarter of fiscal year 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $2.1 million in fiscal year 2002. Upon the adoption of SFAS 142, we are required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate our goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. At September 30, 2001, we had $5.7 million of goodwill, and $0.7 million of intangible assets that are expected to be reclassified to goodwill upon adoption of SFAS 142. Because these assets were evaluated for impairment on an undiscounted cash flow basis as of September 30, 2001, while SFAS 142 requires that these assets be valued on a fair-value basis, it is expected that we will record a $6.4 million charge in the statement of operations as a cumulative effect of a change in accounting principle in the first quarter of fiscal year 2002. Intangible assets totaling $550,000 at September 30, 2001 will be evaluated for impairment under SFAS 121, and will continue to be amortized in fiscal year 2002.

          On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the potential impact, if any, that the adoption of SFAS 144 will have on our financial position and results of operations.

Financial Condition

Liquidity and Capital Resources

          In the second quarter of fiscal year 2000, we raised net proceeds of $37.0 million from our initial public offering. At September 30, 2001, we had $32.0 million of cash and cash equivalents, and $27.3 million of working capital. At September 30, 2001, cash and cash equivalents included bank balances of $0.2 million, and short-term investments with maturities less than three months totaling $31.8 million. The short term investments consisted of investments in money market mutual funds, United States Treasury and agency securities, and commercial paper issued by high-quality corporate issuers.

Changes in Financial Condition

          Cash provided by operating activities was $0.6 million and $2.5 million for fiscal years 2001 and 2000, respectively. Cash used in operating activities was $4.3 million in fiscal year 1999. Cash provided in fiscal year 2001 was due to decreases in accounts receivable and the receivable from Phoenix, which more than offset the net operating loss which included significant non-cash charges, including impairment of goodwill and other intangible assets and depreciation and amortization. Cash provided in fiscal year 2000 was due to depreciation and amortization in excess of net operating loss, net of increases in certain short-term liabilities. Cash used in fiscal year 1999 was primarily due to a net loss and an increase in accounts receivable due to increased revenue, offset in part by depreciation and amortization and a write-off of capitalized software costs.

          Cash provided by investing activities was $19.8 million in fiscal year 2001. Cash used in investing activities was $28.4 million and $1.1 million in fiscal years 2000 and 1999, respectively. In fiscal year 2001, cash was provided by proceeds from the maturity of short-term investments, partially offset by the acquisitions of Xentec and HD Lab, additions to computer software costs and purchases of property and equipment. Cash used in fiscal year 2000 was attributable to purchases of short-term investments, additions to computer software costs and purchases of property and equipment. Cash used in fiscal year 1999 was attributable to additions to computer software costs and purchases of property and equipment.

          Cash provided by financing activities was $0.8 million, $36.6 million and $5.5 million for fiscal years 2001, 2000 and 1999. Cash provided in fiscal year 2001 related to proceeds from stock purchased under option plans and the employee stock purchase plan. Cash provided in fiscal year 2000 related primarily to proceeds from the initial public offering of our common stock. Cash provided in fiscal year 1999 related to capital contributions from Phoenix.

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

          Factors that could cause our revenue and operating results to vary from quarter to quarter include:

•	shifts in demand for and average selling prices of semiconductors that incorporate our technology;

•	large orders or regional spending patterns unevenly spaced over time;

•	the financial terms of our contractual arrangements with our licensees and partners that may provide for significant up-front payments or payments based on the achievement of certain milestones;

•	the relative mix of license revenues, royalties and services;

•	the impact of competition on license revenue or royalty rates;

•	establishment or loss of strategic relationships with semiconductor or systems companies;

•	timing of new technologies and technology enhancements by us and our competitors;

•	seasonality of demand; and

•	changes in development schedules, research and development expenditure levels and product support by us and semiconductor and systems companies.

          As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and, accordingly, that these comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is likely that our operating results will be below market analysts’ expectations in some future quarters, which would cause the market price of our stock to decline.

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

          We incurred net losses of $19.2 million for fiscal year 2001, $1.3 million for fiscal year 2000 and $12.1 million for fiscal year 1999, and had an accumulated deficit of $43.3 million as of September 30, 2001. Although we have experienced revenue growth in the past, we cannot assure you that we will be able to grow our revenue in future periods. If we do achieve annual profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

          We face numerous risks in obtaining agreements with semiconductor and systems companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential licensee or prospective partner;

•	the fact that we may compete with the internal development groups of semiconductor and systems companies;

•	the fact that we may be unable to persuade semiconductor and systems companies to rely on us for critical technology;

•	the fact that we may be unable to persuade potential licensees and partners to bear development costs associated with our communications technology;

•	the risk that even after our customers select our communications technology, they may not produce semiconductors using our communications technology; and

•
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

          Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. We own U.S. patents on various aspects of our technology and have several pending U.S. patent applications. We cannot be sure that patents will be issued from any patent applications submitted, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

          We use various agreements including licenses, employee assignments, independent contractor, third-party nondisclosure, and assignments, to limit access to and distribution of our proprietary information and to obtain license rights or ownership of technology prepared on a work-for-hire or other basis. Even though we have taken all customary industry precautions, we cannot be sure that the steps we take to protect our intellectual property rights will be adequate to deter misappropriation of the rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. We also cannot be sure that the steps we may take to obtain ownership of any contributed intellectual property will be sufficient to assure our ownership of all proprietary rights. We also rely on unpatented trade secrets to protect our proprietary technology, however, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to our unpatented proprietary technology. In addition, third parties might obtain patent rights that could be used to assert infringement claims against us.

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

          As part of our growth strategy, we pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. During fiscal year 2001, we completed two acquisitions. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization or impairment of acquired intangible assets. During fiscal year 2001, we recorded an impairment charge of $9.4 million as a result of the Xentec acquisition. Furthermore, as a result of the discontinuance of our Bluetooth product line in conjunction with the workforce reduction announced in December 2001, during the first quarter of fiscal year 2002 we will evaluate purchased and acquired technology and intangible assets with a carrying value of approximately $1.7 million for impairment. The Bluetooth technology was acquired primarily as a result of the HD Lab acquisition. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through debt or additional equity financings, which could result in dilution and additional risk for the holders of our common stock.

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

          Many of our products are based on standard communication protocols that are available to the general public. As new competitors enter the market, the introduction of competitive products based on these protocols may result in pricing pressure on our existing products, which could limit our ability to increase revenue.

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

          Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor and systems companies;

•	the emergence of new standards by semiconductor and systems companies;

•	the significant research and development investment that is often required before market acceptance, if any, of a particular standard;

•	the possibility that even after a significant investment of our resources, the standard will not become accepted by the industry; and

•	the introduction of products by our competitors embodying new technologies or features.

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

          Our ability to continue to grow successfully requires an effective planning and management process. Since October 31, 1998, we increased our headcount substantially, from 51 employees at that date to 91 employees at October 31, 2000 and 119 employees at November 30, 2001.

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

          We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers, other highly skilled personnel and senior managers. Our employees are “at will” and are not hired for a specified term. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have, in the past, experienced difficulty in recruiting and retaining qualified sales and technical personnel. Our employees are recruited aggressively by our competitors and by start-up companies. We believe our salaries are competitive, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

          As we seek to expand our operations, we may also significantly strain our financial and management systems and other resources. We cannot be certain that our systems, procedures, controls and facilities will be adequate to support our operations.

RISKS RELATED TO THE SEMICONDUCTOR INDUSTRY

A downturn in the semiconductor or electronics businesses would reduce our sales.

          Our business has benefited from the rapid worldwide growth of the semiconductor industry, which in turn has been fueled by growth in telecommunications, computers and consumer electronics. Continued licenses of our technologies are largely dependent upon the commencement of new design projects by semiconductor and systems companies. However, the semiconductor industry is highly cyclical and subject to rapid technological change. It also has been subject to significant economic downturns at various times, characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity. In addition, the semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. A number of semiconductor and systems companies have announced layoffs of their employees or the suspension of investment plans, and we have seen a drop-off in demand from these customers. In addition, there have been a number of mergers in the electronics industry, which may reduce the aggregate level of licenses of our technologies and purchases of our services by the merged companies. Potential slower growth in the electronics industry, a reduced number of design starts, tightening of customers’ operating budgets or continued consolidation among our customers may seriously harm our business.

RISKS RELATED TO OUR SEPARATION FROM PHOENIX TECHNOLOGIES LTD. IN NOVEMBER 1999

We depend on agreements with Phoenix for many important services that may be hard to replace on a cost-effective basis if Phoenix terminates the agreements.

          We have entered into agreements with Phoenix that have defined and will continue to define our business relationship. These agreements include a Services and Cost-Sharing Agreement, under which Phoenix provides various, primarily administrative, services to us, including accounting, treasury, tax and information services, and we share with Phoenix certain costs, including facilities and insurance. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2002. Generally, either party can terminate on 30 days’ written notice. Consequently, we cannot be sure how long Phoenix will continue to provide us services under the Services and Cost-Sharing Agreement and, if it does not, whether or on what terms we could obtain these services. If we cannot perform these services ourselves or obtain them on acceptable terms, this could materially harm our business. In addition, we have entered into a distribution agreement under which Phoenix acts as a non-exclusive sales representative for us in certain Asian countries and this service will be difficult to replace if Phoenix terminates this agreement.

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

          Licensees of our communications technology or our strategic partners may have chosen our technologies because of the positive reputation of Phoenix or their economic ties to Phoenix. For example, Phoenix may also be a customer for their products. As a separate, stand-alone entity, we may not enjoy these advantages with those customers and partners and it may be harder for us to compete for their continued business. For example, our company name is not as well recognized as the Phoenix brand in certain markets, and as a result our technology licensing could suffer. The loss of the “Phoenix” brand name may hinder our ability to establish new relationships with potential customers and partners, particularly in Asia. In addition, our current customers, suppliers and partners may react negatively to the separation. Although we believe we have all necessary rights to use the brand name “inSilicon,” our rights to use it may be challenged by others.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

Interest Rate Risk

          Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments are in short-term debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Furthermore, interest income from our portfolio of short-term fixed rate investments may decrease in the future in the event that market interest rates decline and proceeds from the maturity of these investments are re-invested at lower interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our short-term investment portfolio.

Foreign Currency Risk

          Substantially all of our sales to customers in foreign countries are denominated in United States dollars. However, certain international sales are recorded in our foreign subsidiaries and are denominated in the local currency of each country. Our subsidiaries incur most of their expenses in the local currency and correspondingly all foreign subsidiaries use the local currency as their functional currency.

          Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, disruptions to the economy due to terrorist acts, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which license fees or commissions are paid from the United States company to the foreign sales subsidiaries. Generally, these amounts are due and payable in U.S. dollars. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars at current rates of exchange on consolidation. As exchange rates vary, these results, when translated at current rates, may vary from expectations and adversely impact overall expected profitability. A hypothetical 10 percent appreciation / depreciation of the U.S. Dollar from September 30, 2001 market rates would not have a significant impact on net income.

Investment Risk

          We have invested in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the investees. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During fiscal year 2001, we recorded a loss on write-down of investments of $1.3 million. At September 30, 2001, an investment with a carrying value of $36,000 was included in other long-term assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item with respect to our directors will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of our stockholders (the “Proxy Statement”) and is incorporated herein by this reference. The information required by this item with respect to our executive officers is contained in Part I in the section captioned, “Executive Officers of inSilicon Corporation.”

ITEM 11.    EXECUTIVE COMPENSATION

          The information required by this section is incorporated by reference from the information contained in the section captioned, “Compensation of Directors and the Named Executive Officers” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this section is incorporated by reference from the information contained in the section captioned, “Beneficial Ownership of Certain Stockholders, Directors and Executive Officers” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this section is incorporated by reference from the information contained in the section captioned, “Related Party Transactions” in the Proxy Statement.

PART IV

ITEM	14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Index to Consolidated Financial Statements

                 The following Consolidated Financial Statements of inSilicon and our subsidiaries are filed as part of this report on Form 10-K:

2.	Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

3.	See Item 14(c).

(b)	Reports on Form 8-K

                 No reports on Form 8-K were filed by us during the three months ended September 30, 2001.

(c)	Exhibits.

          See attached Exhibits Index.

(d)	See Item 14(a)2.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN	SILICON CORPORATION

/s/ WAYNE C. CANTWELL
By	:
Wayne C. Cantwell
President and Chief Executive Officer
Date: December 27, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WAYNE C. CANTWELL Wayne C. Cantwell Director and Principal Executive Officer Date: December 27, 2001	/s/ BRYAN LEBLANC Bryan LeBlanc Principal Financial and Accounting Officer Date: December 27, 2001

/s/ RAYMOND J. FARNHAM Raymond J. Farnham Director Date: December 27, 2001	/s/ ALBERT E. SISTO Albert E. Sisto Chairman of the Board Date: December 27, 2001

/s/ E. THOMAS HART E. Thomas Hart Director Date: December 27, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
inSilicon Corporation

We have audited the accompanying consolidated balance sheets of inSilicon Corporation as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of inSilicon Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

San Jose, California
October 16 , 2001

INSILICON CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$32,040	$10,798
Short-term investments	—	27,383
Accounts receivable, net of allowances of $434 and $737 at September 30, 2001 and 2000	2,606	6,699
Receivable from Phoenix Technologies Ltd.	—	1,054
Other current assets	2,367	1,992

Total current assets	37,013	47,926
Property and equipment, net	1,405	1,231
Computer software costs, net	6,912	5,385
Goodwill and other intangible assets, net	6,879	8,000
Other assets	1,929	1,168

Total assets	$54,138	$63,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 658	$ 1,243
Payroll and related liabilities	1,791	2,307
Payable to Phoenix Technologies Ltd.	1,143	—
Deferred revenue	3,124	2,692
Purchase consideration payable	1,226	756
Other accrued liabilities	1,764	1,630

Total current liabilities	9,706	8,628
Deferred income taxes	2,374	2,955

Total liabilities	12,080	11,583

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 15,000 shares authorized; none issued or outstanding	—	—
Exchangeable preferred stock, par value $0.001; unlimited shares authorized; 618 issued and outstanding at September 30, 2001	1	—
Common stock, par value $0.001; 100,000 shares authorized; 14,404 and 14,129 shares issued and outstanding at September 30, 2001 and 2000, respectively	14	14
Additional paid-in capital	85,914	77,232
Deferred stock-based compensation	(547)	(1,078)
Accumulated deficit	(43,338)	(24,093)
Accumulated other comprehensive income	14	52

Total stockholders’ equity	42,058	52,127

Total liabilities and stockholders’ equity	$54,138	$63,710

See notes to consolidated financial statements

INSILICON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended September 30,
	2001	2000	1999
Revenue:
License fees	$15,151	$20,411	$14,973
Services	6,078	5,017	3,982

Total revenue	21,229	25,428	18,955
Cost of revenue:
License fees	1,544	1,613	1,003
Services	333	1,001	826
Amortization of purchased technology	1,280	1,256	2,132
Write-off of capitalized software	—	—	4,855

Total cost of revenue	3,157	3,870	8,816

Gross margin	18,072	21,558	10,139

Operating expenses:
Research and development	11,128	7,753	9,092
Sales and marketing	9,342	9,510	6,350
General and administrative	4,951	3,336	3,364
Amortization of goodwill and other intangible assets	3,867	2,220	2,220
Stock-based compensation	978	642	—
Impairment of long-lived assets	9,393	—	—
Restructuring charges	—	—	1,195

Total operating expenses	39,659	23,461	22,221

Loss from operations	(21,587)	(1,903)	(12,082)
Interest and other income, net	1,591	1,225	—
Loss on write-down of investments	(1,302)	—	—

Loss before income taxes	(21,298)	(678)	(12,082)
Provision (benefit) for income taxes	(2,053)	587	—

Net loss	$(19,245)	$ (1,265)	$(12,082)

Net loss per share:
Basic and diluted	$ (1.30)	$ (0.10)	$ (1.16)

Weighted average number of shares used in computation:
Basic and diluted	14,772	12,338	10,400

Transactions with Phoenix Technologies Ltd.
Revenue	$ 2,150	$ 752	$ —

Cost of revenue	$ 130	$ 798	$ —

See notes to consolidated financial statements

INSILICON CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Preferred Stock		Exchangeable Preferred Stock		Common Stock		Additional Paid-In Capital	Net Contri- bution From Stockholder	Deferred Stock-Based Compensation	Accumulated Deficit	Accumu- lated Other Compre- hensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 1998	—	$—	—	$—	—	$—	$ —	$36,158	$ —	$(10,746)	$—	$25,412
Net increase in contribution from stockholder	—	—	—	—	—	—	—	5,474	—	—	—	5,474
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(12,082)	—	(12,082)	$(12,082)

Balance, September 30, 1999	—	—	—	—	—	—	—	41,632	—	(22,828)	—	18,804
Net decrease in contribution from stockholder	—	—	—	—	—	—	—	(1,529)	—	—	—	(1,529)
Issuance of common and preferred stock upon capitalization, net of deferred taxes	10,400	10	—	—	—	—	37,357	(40,103)	—	—	—	(2,736)
Deferred stock-based compensation	—	—	—	—	—	—	1,720	—	(1,720)	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	—	—	—	—	642	—	—	642
Initial public offering of common stock, net of offering expenses	(10,400)	(10)	—	—	13,900	14	36,972	—	—	—	—	36,976
Stock purchased under option and purchase plans	—	—	—	—	229	—	1,183	—	—	—	—	1,183
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(1,265)	—	(1,265)	$ (1,265)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	52	52	52

Comprehensive loss													$ (1,213)

Balance, September 30, 2000	—	—	—	—	14,129	14	77,232	—	(1,078)	(24,093)	52	52,127
Acquisition of Xentec	—	—	618	1	16	—	8,165	—	(380)	—	—	7,786
Amortization of deferred stock- based compensation	—	—	—	—	—	—	—	—	564	—	—	564
Reclassification of deferred compensation related to employee terminations	—	—	—	—	—	—	(347)	—	347	—	—	—
Stock purchased under option and purchase plans	—	—	—	—	259	—	825	—	—	—	—	825
Stock compensation for options granted to consultants	—	—	—	—	—	—	39	—	—	—	—	39
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(19,245)	—	(19,245)	$(19,245)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(38)	(38)	(38)

Comprehensive loss													$(19,283)

Balance, September 30, 2001	—	$ —	618	$ 1	14,404	$14	$85,914	$ —	$(547)	$(43,338)	$14	$42,058

See notes to consolidated financial statements

INSILICON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended September 30,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,245)	$ (1,265)	$(12,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,078	4,780	10,642
Impairment of goodwill and other intangible assets	9,393	—	—
Deferred income taxes	(1,783)	(953)	—
Stock-based compensation	978	642	—
Write-off of long term investment	1,302	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,218	(1,595)	(2,688)
Related party receivable	2,197	(1,054)	—
Other assets	(526)	(979)	34
Accounts payable	(778)	1,038	(625)
Payroll and related liabilities	(891)	531	553
Deferred revenue	432	1,103	378
Other accrued liabilities	(730)	279	(549)

Total adjustments	19,890	3,792	7,745

Net cash provided by (used in) operating activities	645	2,527	(4,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(188,132)	—
Proceeds from maturities of short-term investments	27,383	160,749	—
Additions to computer software costs	(1,405)	(359)	(712)
Purchases of property and equipment	(830)	(669)	(425)
Purchase of long-term investment	(500)	—	—
Acquisition of Xentec, Inc.	(3,556)	—	—
Acquisition of HD Lab, K.K.	(1,282)	—	—

Net cash provided by (used in) investing activities	19,810	(28,411)	(1,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of issuance expenses	—	36,976	—
Net proceeds from stock purchases under option plans and purchase plan	825	1,183	—
Increase (decrease) in net contribution from stockholder	—	(1,529)	5,474

Net cash provided by financing activities	825	36,630	5,474

Effect of exchange rate changes on cash and cash equivalents	(38)	52	—

Change in cash and cash equivalents	21,242	10,798	—
Cash and cash equivalents at beginning of year	10,798	—	—

Cash and cash equivalents at end of year	$32,040	$ 10,798	$ —

Supplemental disclosure of cash flow information:
Issuance of common and preferred stock upon capitalization, net of deferred taxes	$ —	$ 2,736	$ —
Cash paid (refund received) for taxes	(293)	1,275	—
Issuance of common and exchangeable preferred shares for Xentec	8,166	—	—

See notes to consolidated financial statements

INSILICON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Operations

          inSilicon Corporation (“inSilicon” or the “Company”) provides communications semiconductor technology, or SIP, that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of digital devices. The Company provides SIP cores, related silicon subsystems and firmware to customers that use its technologies in digital devices ranging from network routers to handheld computers.

          The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, the assets, liabilities and operations of the Company were contributed by Phoenix to inSilicon in exchange for 10.4 million shares of inSilicon’s Series A preferred stock and a warrant to purchase 50,000 shares of common stock. See Note 6. The Company completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of September 30, 2001, Phoenix owned 10.4 million shares of our common stock (69.2% of our outstanding common and exchangeable preferred stock ).

Note 2.    Summary of Significant Accounting Policies

          Financial statement presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant inter-company transactions and balances.

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

          Foreign currency translation.    The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions are translated at average exchange rates prevailing during each period. Translation gains and losses are recorded as a component of stockholders’ equity and transaction gains and losses are recorded in the consolidated statements of income in the period in which they occur.

          Use of estimates.    The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Revenue recognition.    The Company’s revenue is derived from license and re-use fees, royalties, engineering service fees and maintenance and support service fees generated primarily from systems and semiconductor companies. Revenue from software license and re-use fees is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection of the receivable is considered probable. Royalties are recognized in the quarter in which the royalty payment is either received from the customer or may be reasonably estimated. Engineering services revenue is generally recognized on a time-and-materials basis or when contractual milestones are met. Maintenance revenue, which relates principally to maintenance and support contracts, is generally recognized ratably over the contract period, which is typically one year. Deferred revenue consists primarily of billings under maintenance contracts in advance of revenue recognition, as well as software license fees that are expected to be recorded as revenue when all uncertainties surrounding the acceptance of the product have been removed.

          When a license agreement includes one or more elements to be delivered at a future date, the Company recognizes license revenues based upon the residual method after all elements other than maintenance and engineering services have been delivered. The Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. The Company recognizes maintenance revenues over the term of the maintenance contract and engineering services as time and materials are incurred as vendor specific objective evidence of fair value for maintenance and engineering services exist.

          The Company also enters into a limited number of contracts for services and such contracts are generally based upon time and material basis, however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. The Company generally does not enter into consulting arrangements concurrent with license arrangements.

          In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition,” vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price.

          The Company adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as of October 1, 2000. SAB 101 outlines the Staff’s position on various revenue recognition issues. The adoption of SAB 101 did not have a material impact on the consolidated financial statements and results of operations.

          Allowances for estimated returns and customer credits are recorded in the same period as the related revenue.

          Cash equivalents.    All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

          Short-term investments.    Short-term investment securities consist of U.S. government agency obligations and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity, as inSilicon has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 2001, the Company had no short-term investments. At September 30, 2000, the carrying value of the Company’s short-term investments approximated their fair value.

          Fair value of financial instruments.    The carrying values of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

          Business and credit risk.    The Company’s product revenues are concentrated in the computer industry, which is highly competitive and rapidly changing. Significant changes in the industry, customer requirements, customer buying behavior or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit qualified financial institutions. The Company generally extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At September 30, 2001, two customers accounted for 14% and 12% of accounts receivable, and at September 30, 2000, one customer accounted for 11% of accounts receivable. Phoenix accounted for 10.1% of revenue in fiscal year 2001. No other customer accounted for more than 10% of revenue in fiscal years 2001, 2000 or 1999.

          Investments.    Investments consist of equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as the Company’s ownership is less than 20% and the Company does not have the ability to exercise significant influence over the investees. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. Impairment losses on long-lived assets are identified and recorded when events and circumstances indicate that such assets might be impaired. During fiscal year 2001, the Company recorded a loss on write-down of investments of $1.3 million. Investments with carrying values of $36,000 and $838,000 are included in other long-term assets at September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, the fair value of such securities approximated carrying value and unrealized holding gains or losses were not material.

          Property and equipment.    Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

          Computer software costs.    Computer software costs consist of internally developed and purchased software under the provisions of SFAS No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three to six years, using the straight-line method or a ratio of current revenue to total anticipated revenue.

          The Company evaluates the net realizable value and amortization periods of computer software costs on an ongoing basis and records charges to reduce carrying value to net realizable value, as necessary. In assessing net realizable value, the Company relies on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company’s evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

          Goodwill and other intangible assets.    Goodwill and other intangible assets are amortized using the straight-line method over the estimated life of the assets, which is typically from three to six years. Goodwill and other intangible assets were $6.9 million and $8.0 million, net, as of September 30, 2001 and 2000, respectively. Accumulated amortization amounted to $6.8 million and $4.4 million as of September 30, 2001 and 2000, respectively.

          Long-lived assets.    The Company evaluates its long lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”),which requires impairment losses to be recorded on long lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of the assets. The Company regularly performs reviews of the carrying value of long-lived assets and certain identifiable intangible assets for the existence of facts or circumstances, both internal and external, that may suggest that the carrying value of the asset cannot be recovered. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price. See Note 8.

          Income taxes.    Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

          The net loss incurred for fiscal year 1999 is attributable to the operations of the Company as a division of Phoenix and was included in the income tax returns filed by Phoenix. See Note 6.

          Stock-based compensation.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted the disclosure only criteria, described in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See Note 12.

          The Company accounts for stock options and other equity instruments issued to consultants and other non-employees under the provisions of Emerging Issues Task Force Issue No. 98-16. The Company generally measures the fair value of such equity instruments as of the date at which the non-employee’s performance under the grant is complete, with interim measurements of fair value as of dates prior to the measurement date. Such amounts are charged to operations over the period of performance.

          Net loss per share.    Basic and diluted net loss per share are calculated by dividing the net loss by the weighted average number of common and exchangeable preferred shares outstanding during the period. Options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the calculation of diluted net loss per share as their effect is antidilutive for the periods presented. Had inSilicon been profitable in the years ended September 30, 2001 and 2000, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 233,000 and 680,000 respectively and warrants of 50,000 and 37,500, respectively.

          Pro forma net loss per share amounts for fiscal year 1999 have been computed in accordance with SFAS No. 128, “Earnings per Share” to reflect the pro forma effect of the Company’s capitalization. Pro forma net loss per share has been computed by dividing the pro forma net loss by the pro forma number of common shares outstanding, giving effect to the issuance of preferred shares upon the capitalization of the Company and the conversion of those preferred shares to common shares upon completion of the Company’s initial public offering of common stock.

          Reclassifications.    Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation.

          New accounting pronouncements.    In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We adopted this statement as of July 1, 2001. We have had no business combinations since that date.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted, provided that the first interim period financial statements have not been issued. The Company intends to apply the new accounting rules of SFAS 142 in the first quarter of fiscal year 2002. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. At September 30, 2001, the Company had $5.7 million of unamortized goodwill, and amortization expense for goodwill was $3.2 million in fiscal year 2001.

          On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

Note 3.    Short-term Investments

          Short-term investments consist of the following (in thousands):

	As of September 30,
	2001	2000
U.S. government agency obligations	$ —	$19,218
Commercial paper	—	8,165

	$ —	$27,383

Note 4.    Property and Equipment

          Property and equipment consist of the following (in thousands):

	As of September 30,
	2001	2000
Equipment	$4,552	$3,446
Furniture and fixtures	299	187
Leasehold improvements	23	—

	4,874	3,633
Less accumulated depreciation and amortization	(3,469)	(2,402)

	$1,405	$1,231

          Depreciation and amortization expense related to property and equipment totaled $808,000, $612,000 and $728,000 for fiscal years 2001, 2000 and 1999, respectively.

Note 5.    Computer Software Costs

          Costs associated with purchased and internally developed computer software of $1.4 million, $359,000 and $712,000, were capitalized during fiscal years 2001, 2000 and 1999, respectively. In addition, the Company capitalized approximately $197,000 and $1.3 million of software costs in conjunction with its December 2000 acquisition of Xentec and HD Lab, respectively. See Note 7. Amortization of purchased technology and internally developed software charged to cost of revenue was $1.4 million, $1.9 million and $2.8 million, during fiscal years 2001, 2000 and 1999, respectively. Amortization of purchased technology was $1.3 million, $1.3 million, and $2.1 million during fiscal years 2001, 2000, and 1999, respectively. Accumulated amortization of capitalized computer software costs was $4.9 million and $3.5 million at September 30, 2001 and 2000 respectively.

Note 6.    Related Party Transactions

          Prior to November 1999, the Company was operated as a division of Phoenix and the Company’s operations were funded entirely by Phoenix. Net financing provided to the Company by Phoenix in fiscal year 1999 was approximately $5.5 million.

          Through November 30, 1999, Phoenix allocated a portion of its domestic corporate expenses to its divisions and subsidiaries, including the Company, in accordance with SEC Staff Accounting Bulletin No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” As of December 1, 1999, corporate expenses were similarly allocated from Phoenix to the Company in accordance with the provisions of the Services and Cost Sharing Agreement between the companies (see below). These corporate expenses have included facilities, employee benefits, corporate administration, finance and management costs. Allocations and charges were based on either a direct cost pass-through or a percentage allocation for such services provided based on factors such as net revenue, headcount and relative expenditure levels. Such allocations and corporate charges through November 30, 1999 totaled $1.3 million and $8.3 million for fiscal years 2000 and 1999, respectively.

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

          Contribution agreement.    Pursuant to the Contribution Agreement, Phoenix transferred to the Company ownership of all assets reflected on the Company’s consolidated balance sheet, specified intellectual property and technology related to and necessary for inSilicon to conduct its business, as well as customer and supplier contracts related primarily to the semiconductor intellectual property business. As of November 30, 1999, the Company also assumed all liabilities from Phoenix primarily resulting from operations of the business or resulting from any asset that Phoenix transferred to the Company. For its contribution, Phoenix received 10,400,000 shares of inSilicon Series A Preferred Stock that converted to an equal number of shares of common stock at the completion of the initial public offering of common stock and assumed certain liabilities. The Company also issued to Phoenix a warrant to purchase 50,000 shares of inSilicon common stock at $.01 per share, exercisable at any time until May 31, 2002.

          Services and cost-sharing agreement.    The Services and Cost-Sharing Agreement covers various services that Phoenix provides to the Company and the method by which certain costs are shared by the companies. The services include data processing, telecommunications and information technology support services, accounting, financial management, tax preparation, payroll, stockholder and public relations, legal, human resources administration, procurement, real estate management and other administrative functions. The shared costs include the costs of the office space the Company occupies at Phoenix’s headquarters and insurance premiums.

          The amount the Company pays for services and shared costs is generally equal to the aggregate cost to Phoenix and inSilicon of the services and costs multiplied by a percentage representing the number of the Company’s employees to the total number of Phoenix and inSilicon employees. The Services and Cost-Sharing Agreement is renewed on a month-to-month basis. Phoenix may terminate this agreement on 30 days’ written notice. The Company may terminate any one or more of the services at any time on 30 days’ written notice.

          Tax-sharing agreement.    The Company entered into a Tax-Sharing Agreement with Phoenix concerning each party’s obligations for various tax liabilities. The Tax-Sharing Agreement provides that Phoenix generally pays or receives benefit for, as applicable, all federal, state, local and foreign taxes relating to the Company’s business before November 30, 1999. For any taxable period after that date in which the Company is included in a Phoenix consolidated or combined tax return, the agreement provides that the Company make payments to Phoenix based upon the amount of U.S. federal and state income taxes that would have been paid by the Company had it and each of its subsidiaries filed separate federal and state income tax returns, subject to specific adjustments. Further, if the Company incurs losses on either a federal or state basis that reduce Phoenix’s consolidated or combined tax liability, Phoenix will pay the Company an amount equal to the tax savings generated by the Company’s losses.

          Technology distributor agreement.    The Company entered into arrangements with Phoenix to act as its sales representative and distributor of its firmware technology in Japan and inSilicon’s full line of technology and related services in the rest of Asia.

          The combined impact of these agreements with Phoenix subsequent to November 30, 1999 on the consolidated statements of operations is as follows (in thousands):

	Years ended September 30,
	2001	2000	1999
Revenue	$2,150	$ 752	$ —

Costs and expenses:
Cost of revenue	$ 130	$ 798	$ —
Research and development	936	870	—
Sales and marketing	612	485	—
General and administrative	1,507	1,233	—

Total	$3,185	$3,386	$ —

          The Company entered into an Independent Contractor Agreement for the provision of hardware and software development consulting services with a company in India of which an officer of the Company is a significant stockholder. During fiscal years 2000 and 1999, the Company paid or accrued $231,000 and $365,000, respectively, for services to that company. No amounts were paid or accrued in fiscal year 2001.

          During fiscal year 2001, the Company recognized $552,000 and $18,000 of revenue related to licenses of software to two corporations who’s Chief Executive Officers are directors of the Company. At September 30, 2001, accounts receivable from these related parties totaled $95,000.

          In December 2000, the Company purchased a minority interest of $500,000 in another company who’s Chief Executive Officer is a director of inSilicon. During fiscal 2001, the Company recognized a loss on the write-down of this investment of $464,000 due to permanent impairment. The remaining investment of $36,000 is included in other assets on the Company’s consolidated balance sheet.

Note 7.    Business Combinations

Xentec, Inc.

          In December 2000, the Company acquired all of the outstanding capital stock of Xentec, Inc. (“Xentec”), a privately held developer of analog and mixed-signal intellectual property. The consideration consisted of the following:

•	cash payments of $2,973,000,
•	15,678 shares of the Company’s common stock,
•	options to purchase 96,004 shares of the Company’s common stock, and
•
618,378 exchangeable preferred shares of inSilicon Canada Ltd. (“inSilicon Canada”), a corporation governed by the laws of Canada and an indirect subsidiary of the Company. The exchangeable preferred shares of inSilicon Canada are convertible on a one-for-one basis into common shares of the Company.

          In addition, inSilicon Canada will issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. Additional goodwill will be recorded for the fair value of this consideration as the exchangeable preferred shares, if any, are issued. Also under the terms of the acquisition, in January 2002 the Company will issue common stock with a fair value of $500,000 to former Xentec employees who continue their employment with the Company through December 18, 2001. The $500,000 is being recognized as stock-based compensation expense over the one year period subsequent to the merger, and at September 30, 2001 $375,000 of this amount is included in payroll and related liabilities in the consolidated balance sheet.

          The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Xentec have been included in the Company’s consolidated balance sheet as of September 30, 2001, and the results of operations of Xentec from the date of acquisition through September 30, 2001, have been included in the Company’s accompanying consolidated statement of operations for the year ended September 30, 2001.

          The total purchase consideration of approximately $11.7 million consists of the following (in thousands):

Cash	$ 2,973
Fair value of common stock issued	7,172
Fair value of stock options assumed	994
Transaction costs	583

Total purchase consideration	$11,722

          The total initial purchase consideration of approximately $11.7 million was allocated to the fair value of the net assets acquired as follows (in thousands):

Net tangible assets	$ 234
Computer software costs	197
Other intangible assets	592
Stock-based compensation	380
Goodwill	10,319

Total purchase consideration	$11,722

          The assets acquired include $197,000 of computer software costs and $592,000 of other intangible assets that are being amortized on a straight-line basis over six years. The other intangible assets capitalized represent the fair value of the installed base of customers, the distribution channel and the related agreements acquired. The $10.3 million of excess of purchase cost over assets acquired was recorded as goodwill and was amortized on a straight-line basis over six years through September 30, 2001. As of September 30, 2001, the Company recognized impairment of the remaining net book value of the other intangible assets and goodwill related to this acquisition of $9.4 million. (See Note 8.)

HD Lab, K.K.

          In December 2000, the Company acquired the wireless design services group of HD Lab, K.K. (“HD Lab”). Under the terms of the HD Lab agreement, the Company will pay an aggregate of $1.6 million in cash in installments through December 2001 to acquire certain Bluetooth baseband technology. The Company also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. Bluetooth is a proven wireless technology that allows users to make effortless wireless and instant connections between various communication devices, such as mobile phones and desktop and notebook computers. The Company intended to incorporate the Bluetooth technology into the standard protocol that it sells. As of September 30, 2001, $1.2 million of the purchase price has been paid and the remaining $0.4 million was recorded in purchase consideration payable. As of September 30, 2001, $1.3 million has been capitalized as computer software costs and $0.3 million has been recorded as an assembled workforce intangible asset. Development of the Bluetooth product had not been completed as of September 30, 2001, and no amortization was recorded for these assets during fiscal year 2001. In December 2001 the Company determined to not offer a Bluetooth product, and as a result the capitalized computer software costs will be evaluated for impairment during the first quarter of fiscal 2002 (See Note 14).

          The following unaudited, pro forma information shows the results of operations of the Company for the years ended September 30, 2001 and 2000, as if the Xentec and HD Lab acquisitions had occurred at the beginning of each period at the purchase cost established in December 2000. Included in the unaudited, pro forma results is the straight-line amortization of goodwill and other intangible assets over the periods described above. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations to be anticipated from the combined companies (in thousands, except per share amounts):

	Years Ended September 30,
	2001	2000
Revenue	$21,345	$26,614
Net loss	$(20,411)	$ (3,659)
Basic and diluted net loss per share	$ (1.38)	$ (0.30)

          In September 1998, Phoenix acquired Sand Microelctronics, Inc., a supplier of standards-based semiconductor intellectual property, in a purchase acquisition. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of the Company’s common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2002. Of the $3.7 million, approximately $1.6 million represents minimum anticipated payments. Performance incentives of $2.6 million were earned per the agreement. Of the $2.6 million, $0.8 million was earned in fiscal 2000 and paid in fiscal 2001, and $0.9 million was earned in fiscal 1999 and paid in fiscal 2000. The final payment of $0.9 million was earned in fiscal 2001 and is scheduled to be paid in fiscal 2002. The earn-out agreement ended in fiscal 2001.

Note 8.    Impairment of Long-Lived Assets

          As of September 30, 2001, the Company recognized a charge of $9.4 million for the impairment of goodwill and other intangible assets recorded as a result of the Xentec acquisition (see Note 7). The assessment of the carrying value of goodwill and other intangible assets was necessitated by various factors that indicated that these assets may be impaired, including recent operating results that did not meet management expectations, the global downturn in technology spending, and a significant decline in the price of the Company’s common stock. The Company used undiscounted cash flows to initially determine whether impairment should be measured. Based on the results of this analysis, a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets was performed. Since quoted market prices for the assets were not available, the fair value was calculated by management with the assistance of independent valuation experts using the present value of expected future cash flows. The cash flow calculations were based on management’s best estimates, using appropriate assumptions.

Note 9.    Restructuring Charges

          In fiscal year 1999 the Company recognized a restructuring charge of $1.2 million consisting of severance and other costs allocated from Phoenix. These costs related to the elimination of nine Phoenix corporate management positions ($1.1 million) and three inSilicon positions ($0.1 million). The severance costs incurred for the Phoenix positions were allocated to the Company based upon relative headcount, consistent with the allocation of our other costs incurred by Phoenix. Also in fiscal year 1999, the Company recorded a write-off of $4.9 million of capitalized software development costs, which is included in cost of revenue in the statement of operations. The capitalized software development cost write-off was calculated based upon the excess of carrying value over the difference between the gross expected future revenue to be generated and the projected future costs of such revenue, and was related primarily to reduced revenue expectations due to changing market conditions. This amount was previously classified as a restructuring charge.

Note 10.    Income Taxes

          The components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Years Ended September 30,
	2001	2000
Current:
Federal	$ (800)	$ 754
State	4	189
Foreign	526	790

Total current	(270)	1,733

Deferred:
Federal	(1,359)	(922)
State	(424)	(224)

Total deferred	(1,783)	(1,146)

Provision (benefit) for income taxes	$(2,053)	$ 587

          The reconciliation of the income tax provision (benefit) at the United States federal statutory rate to the Company’s actual provision (benefit) for income taxes is as follows (in thousands):

	Years Ended September 30,
	2001	2000
Tax at U.S. federal statutory rate	$(7,241)	$(230)
State taxes, net of federal tax benefit	(1,121)	(24)
Research and development tax credits	(282)	(103)
Nondeductible merger and acquisition costs	765	546
Deferred compensation	333	218
Valuation allowance	6,094	—
Other	(601)	180

Provision (benefit) for income taxes	$(2,053)	$587

          The components of net deferred tax assets and liabilities are as follows (in thousands):

	As of September 30,
	2001	2000
Deferred tax assets:
Foreign tax credits	$1,196	$ 111
Research and development tax credits	966	—
Reserves and accruals	1,346	1,129
Depreciation	49	32
Net operating loss carryforwards	906	—
Intangible assets	3,993	—
Other	12	22

Total deferred tax assets	8,468	1,294
Less valuation allowance	6,094	—

Net deferred tax assets	2,374	1,294

Deferred tax liabilities:
Capitalized software and other intangible assets, net	2,374	2,775
Other	—	302

Total deferred tax liabilities	2,374	3,077

Net deferred tax liabilities	$ —	$1,783

          At September 30, 1999, the Company’s deferred tax assets and the related valuation allowances were immaterial. Based on available objective evidence at September 30, 2001, the Company believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded. The valuation allowance increased by approximately $6.1 million during fiscal year 2001.

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

          The Company and Phoenix entered into a tax-sharing agreement. Under this agreement, the Company is responsible for federal and state income taxes subsequent to December 1, 1999. For consolidated and combined returns filed after December 1, 1999, payments will be due to or from Phoenix based upon the tax impact of the Company’s operations as if the Company were to file separate federal, state and local income tax returns. For federal income tax return purposes, the Company is not consolidated with Phoenix in fiscal 2001 as Phoenix owns less than 80% of the Company’s voting stock issued and outstanding during the year.

          As of September 30, 2001, the Company’s federal net operating loss carryforward for income tax purposes was approximately $2.0 million. If not utilized, the net operating loss carryforward will begin to expire in 2021. The Company has available for federal income tax purposes foreign tax credits of approximately $0.9 million, which will expire at various dates beginning in 2005, if not utilized. The Company’s federal and state research and development tax credit carryforwards for income tax purposes are approximately $0.6 million and $0.4 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2020.

Note 11.    Segment and Geographic Reporting

          The Company operates in one reportable industry segment, the development and sale of semiconductor intellectual property. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

          Revenue by geographic area is as follows (in thousands):

	Years ended September 30,
	2001	2000	1999
United States	$10,920	$16,349	$13,854
Japan	5,147	4,992	2,554
Ireland	1,284	—	—
Germany	950	804	439
Taiwan	826	1,493	331
Other	2,102	1,790	1,777

Total	$21,229	$25,428	$18,955

          Phoenix accounted for 10.1% of revenue in fiscal year 2001. No other customer accounted for more than 10% of revenue in fiscal years 2001, 2000 or 1999.

          Long-lived assets located in individual countries exceeding 10% of total long-lived assets were as follows (in thousands):

	As of September 30,
	2001	2000
Long-lived assets:
United States	$14,551	$14,584
Other	676	32

Total	$15,227	$14,616

Note 12.    Employee Benefit Plans

          Prior to November 1999, the Company was operated as a division of Phoenix and the Company’s employees participated in stock-based compensation and savings plans that were administered through Phoenix and involved options to acquire Phoenix’s common stock. During fiscal year 2000, inSilicon authorized its own stock-based compensation and savings plans.

          Stock option plan.    In December 1999 and January 2000, the Company’s stockholder authorized the 1999 Stock Option Plan and the 2000 Stock Plan, respectively, for the issuance of up to 4,000,000 shares of common stock to employees, officers, directors and independent contractors. Commencing October 2000, on the first day of each fiscal year, shares will be added to the 2000 Stock Plan equal to the lesser of (a) 5% of the outstanding shares on the last day of the prior fiscal year and (b) 2,000,000 shares. As of September 30, 2001, 4,706,454 shares have been reserved under the 2000 Stock Plan. Incentive stock options may be granted under these plans at a price not less than 100% (110% in some cases) of the fair market value of the shares on the date of grant. Non-qualified options may be granted at a price not less than 85% of the fair value of the shares on the date of grant. Options vest over a period determined by the board of directors, generally four years, and have a term not exceeding ten years.

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

          In December 1999, the Company implemented a program under which options to purchase shares of Phoenix common stock held by inSilicon employees could be exchanged for options to purchase the Company’s common stock under the 1999 Stock Option Plan. The exchange was based upon a ratio of 1.862 shares of inSilicon common stock for each share of Phoenix common stock. Options to purchase 1,358,779 shares of inSilicon common stock with an average exercise price of $5.25 per share were issued under this exchange program. The new options have comparable terms and vesting schedules and, at the date of the exchange, had equivalent intrinsic value and ratio of exercise price to fair value of common stock as the exchanged Phoenix options.

          In December 1999, the Company granted options to employees, directors and consultants to purchase 990,065 shares of common stock under the 1999 Stock Option Plan. These options have exercise prices that were less than the per share value of the Company’s common stock on the date of grant, and therefore the Company recorded deferred stock compensation associated with these grants of $1.4 million. In addition, the Company recorded deferred compensation of $219,000 related to certain performance-based options held by an officer of the Company to acquire 65,170 shares of common stock issued in exchange for similar options granted by Phoenix. This deferred stock compensation will be amortized over the vesting period of the underlying options, generally straight-line over four years.

          In connection with the acquisition of Xentec in December 2000, the Company granted options to employees to purchase 96,004 shares of common stock under the 2000 Stock Option plan. These options have exercise prices that were less that the per share value of the Company’s common stock on the date of grant, and therefore the Company recorded deferred stock compensation associated with the unvested portion of these grants of approximately $380,000. This deferred stock compensation will be amortized over the vesting period of the underlying options, generally two years from the grant date.

          During fiscal 2001, inSilicon issued options to consultants and certain employees of Phoenix to purchase 18,250 shares of the Company’s common stock with exercise prices ranging from $3.92 to $9.00 per share. The fair value of these options ranged from $2.50 to $6.58 per share. The options were valued under a Black-Scholes model, using a volatility assumption of 122%. The compensation expense for the year ended September 30, 2001 related to these options was $39,000.

          The following table sets forth the option activity under Phoenix and inSilicon’s option plans for all employees of the Company. Phoenix shares have been restated to equivalent inSilicon shares based upon the appropriate exchange ratio.

	Shares	Weighted Average Exercise Price
Shares under option, September 30, 1998	1,144,074	$4.02
Options granted	639,390	$5.33
Options exercised	(156,767)	$0.80
Options canceled	(154,749)	$6.00

Shares under option, September 30, 1999	1,471,948	$4.72
Options granted	1,737,505	$8.24
Options exercised	(215,008)	$4.78
Options canceled	(471,097)	$4.92

Shares under option, September 30, 2000	2,523,348	$7.10
Options granted	2,621,163	$5.67
Options exercised	(111,868)	$2.08
Options canceled	(1,447,273)	$7.47

Shares under option, September 30, 2001	3,585,370	$6.20

          As of September 30, 2001, options to purchase 794,208 shares were available for future grants under the 2000 Stock Plan.

          The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.0591–$3.9688	769,566	8.56	$ 2.7829	170,129	$ 1.7358
$4.0548–$6.0000	753,489	8.63	$ 4.7770	256,992	$ 4.8465
$6.0083–$6.8750	723,754	8.95	$ 6.6465	194,814	$ 6.5599
$6.9817–$8.2500	735,737	8.12	$ 7.4483	402,552	$ 7.4592
$8.2573–$20.3750	602,824	8.10	$10.2972	283,527	$10.5442

$0.0591–$20.3750	3,585,370	8.49	$ 6.2027	1,308,014	$ 6.7362

          Options to purchase 736,433 shares were exercisable at September 30, 2000 with a weighted-average exercise price of $6.62

          Employee stock purchase plan.    In January 2000, the Company’s stockholder authorized the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, employees may elect to deduct up to 10% of their total compensation to purchase the Company’s common stock. The Purchase Plan contains consecutive, overlapping, twenty-four month offering periods, and each offering period includes four six-month purchase periods. Purchases of Company stock are made at the end of each purchase period at a price generally equal to 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of the purchase period. A total of 250,000 shares of common stock were initially reserved for issuance under the Purchase Plan, plus annual increases equal to the lesser of (a) 0.3125% of the outstanding shares on the last day of the prior fiscal year and (b) 100,000 shares. As of September 30, 2001, 294,153 shares have been reserved under the Purchase Plan. During fiscal years 2001 and 2000, employees of the Company purchased approximately 146,933 and 14,062 shares under the Purchase Plan at average prices of $3.81 and $5.53 per share, respectively. As of September 30, 2001, 160,995 shares had been issued under the Purchase Plan and 133,158 shares remained reserved for future issuance.

          Phoenix has an employee stock purchase plan for all eligible employees.    Under the terms of the plan, shares of Phoenix’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During fiscal year 1999, employees of the Company purchased approximately 61,000 shares under the Phoenix plan at an average price of $5.92.

          401(k) savings plan.    In February 2000, the Company established a 401(k) retirement plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the board of directors. Company matching contributions are made at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary up to a maximum of $3,000 annually. Matching contributions vest over a four-year period which starts with the participant’s employment start date with inSilicon. inSilicon’s matching contributions were approximately $204,000 and $148,000 in fiscal years 2001 and 2000, respectively.

          Phoenix has a retirement plan 401(k) Plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. Phoenix has historically made matching contributions of 25% of each participant’s contribution, up to a match of $1,000 per year per participant. Matching contributions vest over a four-year period which starts with the participant’s employment start date with Phoenix. Phoenix’s matching contributions for employees of the Company were approximately $30,000 in fiscal year 1999.

          Disclosures of stock-based compensation plans.    Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 2001, 2000 and 1999 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2001, 2000 and 1999:

	Employee Stock Options			Employee Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Expected life from vest date (in years)	0.70	0.90	0.70	0.00	0.50	0.50
Risk-free interest rate	4.9%	6-7%	5-6%	4.3%	6-7%	5-6%
Volatility	122%	154%	56%	122%	154%	56%
Dividend yield	None	None	None	None	None	None

          The weighted average estimated fair value of employee stock options granted during fiscal years 2001, 2000 and 1999, was $4.38, $7.75 and $2.35 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal years 2001, 2000 and 1999 was $2.55, $5.39 and $1.15, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	Years ended September 30,
	2001	2000	1999
Net loss:
As reported	$(19,245)	$(1,265)	$(12,082)
Pro forma	$(25,157)	$(5,559)	$(12,193)
Basic and diluted loss per share:
As reported	$ (1.30)	$ (0.10)	n/a
Pro forma	$ (1.70)	$ (0.46)	n/a

Note 13.    Commitments and Contingencies

          The Company has commitments related to office facilities under operating leases. Total rent expense was $517,000, $55,000 and $0 in fiscal 2001, 2000 and 1999, respectively. On September 30, 2001, future minimum operating lease payments are required as follows (in thousands):

2002	$440
2003	38

$478

Note 14.    Subsequent Event (unaudited)

          In December 2001, the Company announced and began to implement a workforce reduction plan, in an effort to align operating expenses with the anticipated level of future revenue. This plan is expected to result in the elimination of approximately 20% of the Company’s workforce. The Company’s development efforts in fiscal 2002 will focus on existing core communication products, and the Bluetooth product development efforts will be terminated. As a result, purchased and developed computer software costs with a carrying value of $1.7 million will be subject to impairment review. In addition, leased office facilities at two locations will be vacated. As a result of these actions, the Company expects to record charges of approximately $3.5 million in the first quarter of fiscal 2002. The amount which is ultimately recorded is dependent upon a number of factors, including the residual value, if any, of the capitalized computer software costs.

SCHEDULE II

INSILICON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2001
(in thousands)

Year Ended	Balance at Beginning of Year	Provisions	Deductions (1)	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS
September 30, 2001	$149	$ 434	$ (468)	$ 115
September 30, 2000	$364	$ —	$ (215)	$ 149
September 30, 1999	$198	$ 224	$ (58)	$ 364

ALLOWANCE FOR SALES RETURNS
September 30, 2001	$588	$ 530	$ (799)	$ 319
September 30, 2000	$130	$ 559	$ (101)	$ 588
September 30, 1999	$195	$ —	$ (65)	$ 130

ALLOWANCE FOR DEFERRED TAX VALUATON
September 30, 2001	$ —	$5,716	$ —	$5,716
September 30, 2000	$ —	$ —	$ —	$ —
September 30, 1999	$ —	$ —	$ —	$ —

(1)	Deductions in the allowance for doubtful accounts primarily represent the write-off of uncollectible accounts receivable.

S-1

EXHIBIT INDEX

          Set forth below is a list of exhibits that are being filed or incorporated by reference to this Form 10-K:

`Exhibit Number	Description

2.1
Share Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to inSilicon’s Current
Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000, File
No. 000-29513).

3.1
Restated Certificate of Incorporation of inSilicon Corporation (incorporated herein by reference to
Exhibit 3.1 to inSilicon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File
No. 000-29513).

3.2	By-laws of inSilicon Corporation (incorporated herein by reference to Exhibit 3.1 to inSilicon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 000-29513).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 333-94573 (the “Registration Statement”)).

4.2	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

4.3
Registration Rights Agreement (incorporated herein by reference to Exhibit 4.1 to inSilicon’s Current
Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2000, File
No. 000-29513).

10.1
Agreement and Plan of Reorganization dated as of September 17, 1998 by and among Phoenix
Technologies Ltd., Phoenix Sub Corporation, Sand Microelectronics, Inc. and Babu Chilukuri, Anand
C. Naidu and Ajit Deora (incorporated herein by reference to Exhibit 10.1 to the Registration
Statement).

10.2	Contribution Agreement dated as of November 30, 1999, between inSilicon Corporation and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3	Form of Indemnification Agreement between inSilicon Corporation and each of its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5+	2000 Stock Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6+	Amendment of 2000 Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 10.6 to inSilicon’s Annual Report on Form 10-K for the year ended September 30, 2000, File No. 000-29513)

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

10.13+	Key Executive Officer Severance Agreement with Wayne Cantwell (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

10.14+	Key Executive Officer Severance Agreement with William Meyer (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

10.15+	Key Executive Officer Severance Agreement with Barry Hoberman (incorporated herein by reference to Exhibit 10.15 to the Registration Statement).

10.16+	Key Executive Officer Severance Agreement with Robert Nalesnik (incorporated herein by reference to Exhibit 10.16 to the Registration Statement).

10.17	Loan and Security Agreement dated January 18, 2000 between Silicon Valley Bank and inSilicon Corporation (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

10.18+
Key Executive Officer Severance Agreement with Bryan LeBlanc (incorporated herein by reference to Exhibit 10.18 to inSilicon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001,
File No. 000-29513).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

+	Management contract or compensatory plan or arrangement.