Form 10-K/A
period 2001-09-30
INSILICON CORP
filed 2002-01-29
CIK 1099425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2001
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ___________ to ________.

Commission file number 000-29513

INSILICON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0526155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES __X__    NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001, was $8,779,031 based upon the last reported sales price of the common stock on the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2001 was 14,586,647.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

By filing this amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, inSilicon Corporation is:

1.   Revising the cover page by removing a check mark from the following:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

2.   Adding a Power of Attorney to the signature page as set forth on such page below.

Other than the above referenced changes, our Form 10-K, filed with the Securities and Exchange Commission on December 27, 2001, remains the same.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSILICON CORPORATION

By: /s/ Wayne C. Cantwell
Wayne C. Cantwell President and Chief Executive Officer Date: January 16, 2002

POWER OF ATTORNEY

     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Wayne C. Cantwell and Bryan J. LeBlanc, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne C. Cantwell	/s/ Bryan LeBlanc
Wayne C. Cantwell Director and Principal Executive Officer	Bryan LeBlanc Principal Financial and Accounting Officer

Date: January 16, 2002	Date: January 16, 2002

/s/ Raymond J. Farnham	/s/ Albert E. Sisto
Raymond J. Farnham Director	Albert E. Sisto Director

Date: January 16, 2002	Date: January 16, 2002

/s/ E. Thomas Hart
E. Thomas Hart Director

Date: January 16, 2002