Form 10-Q
period 2001-12-31
INSILICON CORP
filed 2002-02-13
CIK 1099425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 000-29513

INSILICON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0526155 (I.R.S. Employer Identification Number)

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

YES          X                  NO

As of January 31, 2002 there were 14,869,540 outstanding shares of the Registrant’s common stock, $.001 par value.

INSILICON CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSILICON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2001	September 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,903	$32,040
Short term investments	15,727	—
Accounts receivable, net of allowances of $635 and $434 at December 31, 2001 and September 30, 2001	3,070	2,606
Other current assets	2,212	2,367

Total current assets	33,912	37,013
Property and equipment, net	901	1,405
Computer software costs, net	5,771	6,912
Goodwill and other intangible assets, net	6,003	6,879
Other assets	66	68

Total assets	$46,653	$52,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$658
Payroll and related liabilities	1,489	1,791
Payable to Phoenix Technologies Ltd.	795	1,143
Deferred revenue	2,814	3,124
Purchase consideration payable	828	1,226
Other accrued liabilities	1,799	1,764

Total current liabilities	7,912	9,706
Deferred income taxes	513	513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 15,000 shares authorized, none outstanding	—	—
Exchangeable preferred stock, par value $0.001; unlimited shares authorized; 539 and 618 shares issued and outstanding at December 31, 2001 and September 30, 2001	1	1
Common stock, par value $0.001; 100,000 shares authorized, 14,655 and 14,404 shares issued and outstanding at December 31, 2001 and September 30, 2001	15	14
Additional paid-in capital	86,162	85,914
Deferred stock-based compensation	(503)	(547)
Accumulated deficit	(47,480)	(43,338)
Accumulated translation adjustment	33	14

Total stockholders’ equity	38,228	42,058

Total liabilities and stockholders’ equity	$46,653	$52,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION

CONDENSED CO NSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2001	2000
Revenue:
License fees	$3,251	$4,820
Services	1,483	1,208

Total revenue (1)	4,734	6,028
Cost of revenue:
License fees	536	246
Services	55	123
Amortization of purchased technology	322	314
Restructuring-related write-down of purchased technology	847	—

Total cost of revenue	1,760	683

Gross margin	2,974	5,345
Operating expenses:
Research and development	2,214	2,182
Sales and marketing	1,889	2,325
General and administrative	1,114	847
Amortization of goodwill and other intangible assets	561	584
Stock-based compensation	169	143
Restructuring charge	1,217	—

Total operating expenses	7,164	6,081

Loss from operations	(4,190)	(736)
Interest and other income, net	218	536

Loss before income taxes	(3,972)	(200)
Income tax expense	170	—

Net loss	$(4,142)	$(200)

Net loss per share:
Basic and Diluted	$(0.27)	$(0.01)

Shares used in per share calculation
Basic and Diluted	15,083	14,262

(1) Includes related party revenue from Phoenix Technologies Ltd.	$221	$773

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,142)	$(200)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,147	1,074
Stock-based compensation	169	143
Restructuring and related charges	1,510	—
Change in operating assets and liabilities, net of effects from Xentec acquisition:
Accounts receivable	(464)	(314)
Receivable from (payable to) Phoenix Technologies Ltd.	(348)	696
Other assets	157	(671)
Accounts payable	(471)	(625)
Payroll and related liabilities	(440)	(878)
Deferred revenue	(310)	(233)
Other accrued liabilities	(350)	27

Total adjustments	600	(781)

Net cash provided by (used in) operating activities	(3,542)	(981)

Cash flows from investing activities:
Purchases of short-term investments	(15,727)	—
Purchases of property and equipment	(17)	(162)
Additions to computer software costs	(119)	(700)
Purchase of long-term investment	—	(500)
Acquisition of Xentec, Inc.	—	(2,973)

Net cash used in investing activities	(15,863)	(4,335)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	249	445

Net cash provided by financing activities	249	445

Effect of exchange rate changes on cash and cash equivalents	19	(23)

Net decrease in cash and cash equivalents	(19,137)	(4,894)
Cash and cash equivalents at beginning of period	32,040	38,181

Cash and cash equivalents at end of period	$12,903	$33,287

Supplemental disclosure of cash flow information:
Issuance of stock options, common and exchangeable preferred stock in connection with the acquisition of Xentec	$—	$8,167
Deferred stock compensation cost in connection with the acquisition of Xentec	$—	$(380)

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS

inSilicon Corporation (“inSilicon” or the “Company”) provides communications semiconductor technology, or SIP, that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of a wide variety of electronic products. The Company provides cores, related silicon subsystems and firmware to customers that use its technologies in digital devices ranging from network routers to handheld computers.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying condensed consolidated financial statements of inSilicon Corporation and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The information included in this report should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or for any other future period.

The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, the assets, liabilities and operations of the Company were contributed by Phoenix to inSilicon in exchange for 10.4 million shares of inSilicon’s Series A preferred stock and a warrant to purchase 50,000 shares of common stock. The Company completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of December 31, 2001, Phoenix owned 10.4 million shares of the Company’s common stock (68.4% of our outstanding common and exchangeable preferred stock ). The Company’s condensed consolidated financial statements include certain costs and expenses incurred by Phoenix and allocated to the Company based upon certain pro rata metrics. See Note 6.

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

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company also enters into a limited number of contracts for services. Such contracts are generally based upon time and material basis, however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. The Company generally does not enter into consulting arrangements concurrent with license arrangements.

In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition,” vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Generally, each license agreement offers additional maintenance renewal periods at a stated price.

Allowances for estimated returns and customer credits are recorded in the same period as the related revenue.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts receivable, sales returns, valuation of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

The Company records a provision for estimated sales returns against revenues in the same period that the related revenues are recorded. At December 31, 2001 and September 30, 2001, the allowance for sales returns was $460,000 and $319,000, respectively. This estimate is based on historical sales returns and other factors. Actual results could differ from these estimates.

The Company records a provision for doubtful accounts against general and administrative expenses in the same period that the related revenues are recorded. At December 31, 2001 and September 30, 2001, the allowance for doubtful accounts was $175,000 and $115,000, respectively. This estimate is based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, and other factors. Actual results could differ from these estimates.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At December 31, 2001 and September 30, 2001, the Company had net goodwill and other intangible assets of $6.0 million and $6.9 million, respectively, and capitalized computer software costs of $5.8 million and $6.9 million, respectively. In assessing the recoverability of goodwill, other intangible assets, and capitalized computer software costs, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Cash flow calculations are based on management’s best estimates, using appropriate assumptions. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During the fourth quarter ended September 30, 2001, the Company recorded impairment charges in the amount of $9.4 million in connection with assets recorded through the acquisition of Xentec in December 2000. Also, as a result of the restructuring program instituted in the first quarter of fiscal 2002, the Company recorded an impairment charge of $0.8 million for capitalized computer software development costs (see Note 3.).

Income taxes.  Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has not recorded a tax benefit for the carryforward of its’ operating loss because objective evidence was not available as of December 31, 2001 or September 30, 2001 to overcome uncertainty regarding the realizability of the deferred tax assets. Accordingly, a full valuation allowance was recorded against the net deferred tax assets. Income tax expense recorded in fiscal year 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which the Company transacts business. These payments qualify for a foreign tax credit, but the deferred tax asset related to such tax credits was also fully reserved as of December 31, 2001.

Reclassifications.  Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Net Loss Per Share.  Basic and diluted net loss per share are calculated by dividing the net loss by the weighted average number of common and exchangeable preferred shares outstanding during the period. Options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the calculation of diluted net loss per share as their effect is antidilutive for the periods presented. Had inSilicon been profitable in the three months ended December 31, 2001 and 2000, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 54,000 and 403,000 respectively and warrants of 50,000 and 50,000, respectively.

Recently-issued accounting pronouncements.  In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At December 31, 2001, the Company had $5.1 million of goodwill, and other intangible assets totaling $0.9 million. Amortization expense for goodwill and other intangible assets was $561,000 during the three months ended December 31, 2001.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt SFAS 144 on October 1, 2002 when its new fiscal year begins, and does not expect the adoption to have a material effect on the Company’s operating results or financial condition.

NOTE 3.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In December 2001, in an effort to align our operating expenses with the anticipated level of future revenue, we announced and implemented a workforce reduction plan which resulted in the elimination of approximately 20% of our workforce. As a result of this restructuring, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. In connection with the elimination of 27 positions, we recorded approximately $282,000 of severance costs. All of these terminations were completed by December 31, 2001. In addition, in December 2001 and early January 2002 we vacated leased office facilities at two locations, which resulted in a charge of approximately $249,000, consisting primarily of minimum rental payments through the termination of the leases in mid calendar year 2002. We recognized an impairment loss of $371,000 related to fixed assets used in the development of our products, primarily at our Japan research and development office which handled our Bluetooth product development, and we also recognized an impairment loss of $315,000 related to an assembled workforce intangible asset and acquisition costs which were recorded in connection with our acquisition of the wireless design services group of HD Lab in December 2000. The employees to which this intangible asset related were terminated in connection with the restructuring.

Because our efforts in fiscal 2002 will focus on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of 12 months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue. This asset will be reviewed for realizability on a quarterly basis, and additional charges may be recorded in the future in the event that actual revenue for this product is less than amounts used to estimate the net realizable value of the product as of December 31, 2001.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $250,000 of the restructuring charge was paid in the first quarter, and $302,000 of the total charge is unpaid as of December 31, 2001. Of the unpaid amount, $290,000 is included in other accrued expenses, with the balance of $12,000 included in payroll and related liabilities in the consolidated balance sheet. The $302,000 will be paid through the fourth quarter of fiscal 2002.

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses were not materially different from net losses incurred for the three months ended December 31 2001 and 2000.

NOTE 5.    GEOGRAPHIC REPORTING

The Company operates in one reportable industry segment, the development and sale of semiconductor intellectual property. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

Revenue by geographic region for the three months ended December 31, 2001 and 2000, was as follows (in thousands):

	Three Months Ended December 31,
	2001	2000
North America	$2,249	$3,386
Asia	1,845	1,976
Europe	640	666

Total revenue	$4,734	$6,028

NOTE 6.    RELATED PARTY TRANSACTIONS

The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. Under the terms of the Technology Distributor Agreement, Phoenix is licensed to distribute certain of the Company’s products in Asia and Phoenix pays the Company a sublicense fee related to such distribution. Under the terms of the Services and Cost Sharing Agreement, Phoenix provides to the Company certain administrative services, such as data processing, telecommunications and information technology support, accounting, financial management, tax preparation and facilities management. These administrative costs are generally allocated to the Company based upon the aggregate cost of the services to Phoenix and the Company multiplied by the pro rata number of the Company’s employees. The combined impact of all related party transactions with Phoenix on the consolidated statements of operations is summarized below (in thousands):

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31,
	2001	2000
Revenue	$221	$773

Costs and expenses:
Cost of revenue	84	123
Research and development	203	193
Sales and marketing	142	155
General and administrative	406	273

Total costs and expenses	$835	$744

NOTE 7.    SUBSEQUENT EVENT

On February 5, 2002, the Company announced the appointment of Barry A. Hoberman to interim Chief Executive Officer. Mr. Hoberman will succeed Wayne C. Cantwell, who will be leaving the Company to pursue other opportunities. In accordance with his employment agreement, Mr. Cantwell will continue to receive his base salary for a period of twelve months, and he will be paid the pro-rated portion of his targeted bonus for fiscal year 2002. Health insurance premiums will be paid for by the Company for a period up to 30 months. He will also receive accelerated vesting on approximately 100,000 previously-issued options, which will remain exercisable up to 15 months following the termination of his employment. The Company will record a charge to earnings related to these matters in the second quarter of fiscal 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of increased sales to original equipment manufacturers, and plans to improve and enhance existing products and develop new products.

The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, increased costs resulting from the Company’s separation from Phoenix, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to integrate acquisitions and failure to retain and recruit key employees.

Company Overview

inSilicon Corporation (“inSilicon” or the “Company”) is a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of a wide variety of electronic products. We provide cores, related silicon subsystems and firmware to over 450 customers that use our technologies in hundreds of different digital devices ranging from network routers to handheld computers.

Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, Phoenix transferred certain assets to us substantially in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of December 31, 2001, Phoenix owned 10.4 million shares of our common stock (68.4% of our outstanding common and exchangeable preferred stock).

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

We have incurred operating and net losses for nearly all historical periods. These losses have primarily resulted from two factors: research and development and marketing costs incurred in order to generate market share and product development in order to support future revenue growth; and charges for restructurings, merger costs, and amortization of acquired intangible assets. See further discussion included in “Business Risks.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should not consider our historical financial statements to be representative of the operating results, financial position or cash flows to be expected in future periods or what the results of operations, financial position or cash flows would have been had we been a separate, stand-alone entity during the periods presented.

Results of Operations

The following table includes Consolidated Statements of Operations data as a percentage of total revenue:

	Three months ended December 31,
	2001	2000
Revenue:
License fees	68.7%	80.0%
Services	31.3	20.0

Total revenue	100.0	100.0
Cost of revenue:
License fees	11.3	4.1
Services	1.2	2.0
Amortization of purchased technology	6.8	5.2
Restructuring-related write-down of purchased technology	17.9	—

Total cost of revenue	37.2	11.3

Gross margin	62.8	88.7
Operating expenses:
Research and development	46.8	36.2
Sales and marketing	39.9	38.6
General and administrative	23.5	14.0
Amortization of goodwill and other intangible assets	11.8	9.7
Stock-based compensation	3.6	2.4
Restructuring charge	25.7	—

Total operating expenses	151.3	100.9

Loss from operations	(88.5)	(12.2)
Interest and other income, net	4.6	8.9

Loss before income taxes	(83.9)	(3.3)
Income tax expense	3.6	—

Net loss	(87.5)%	(3.3)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended December 31, 2001 was $4.7 million, a decrease of 21% from $6.0 million for the comparable period of fiscal 2001. The decline in revenue during the first quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 was due primarily to a decline in license revenue, as our business was negatively impacted by the cautious purchasing behavior of customers in the current economic environment, particularly in North America. As compared to the first quarter of fiscal 2001, license revenue in the first quarter of fiscal 2002 was impacted by declines of 16% and 20% for initial license fees and re-use fees, respectively. Royalty fees decreased by 65% from the first quarter of 2001, due primarily to a decline of $552,000 in revenue from Phoenix. Service revenue increased by $275,000, or 23%, in the first quarter of fiscal 2002 as compared to the comparable period of 2001. This increase is primarily attributable to an increased level of nonrecurring engineering services earned in our North America region in the first quarter of fiscal 2002.

Revenue by geographic region for the three months ended December 31, 2001 and 2000 was as follows (dollars in thousands):

	Amount			% of Consolidated Revenue
Three months ended December 31:	2001	2000	% Change	2001	2000
North America	$2,249	$3,386	(34)%	47%	56%
Asia	1,845	1,976	(7)%	39%	33%
Europe	640	666	(4)%	14%	11%

Total revenue	$4,734	$6,028	(21)%	100%	100%

Revenue in our Asia region includes revenue from Phoenix, which declined from $773,000 in the first quarter of fiscal 2001 to $221,000 in the first quarter of fiscal 2002. This decline in revenue was offset by revenue earned in Japan by one customer in the first quarter of fiscal 2002 which total $591,000, or 32% of revenue from our Asia region, and 12% of our total revenue. No other customer accounted for more than 10% of our revenue in the first quarter of fiscal 2002.

Gross Margin

Gross margin is revenue less cost of revenue. License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing non-recurring engineering services to customers, and related-party costs from Phoenix. Cost of revenue also includes amortization of technology capitalized in connection with the acquisition of other companies, and write-downs of purchased technology. Gross margin for the three months ended December 31, 2001 was $3.0 million (or 63% of revenue), a decrease of 44% from $5.3 million (or 89% of revenue) for the comparable period of fiscal 2001. Excluding the $847,000 restructuring-related write-down of purchased technology (See “Restructuring and Asset Impairment” below) the net margin was $3.8 million in the first quarter of fiscal 2002, or 81% of revenue. Excluding the write-down of purchased technology, the net margin as a percentage of revenue decreased in the first quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 due to higher license fee cost of revenue. In the first quarter of fiscal 2002, we incurred fees payable to third-party developers for license fee revenue earned during the quarter, particularly for certain of our USB 2.0 products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses

Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses for the three months ended December 31, 2001, increased $32,000 (1%) from the comparable period in fiscal 2001. From the end of our fiscal year on September 30, 2001 to December 31, 2001, our research and development headcount decreased by 15 employees, to 48 employees on December 31, 2001, primarily due to the restructuring which occurred in early December 2001. The partial benefit from this restructuring in the first quarter of fiscal 2002 was offset by increased expenses for software tool rentals in the first quarter of fiscal 2002 as compared to 2001. Research and development expenses were 46.8% of revenue in the first quarter of fiscal 2002, compared to 36.2% in the comparable period of fiscal 2001. The fiscal year 2002 increase in this percentage is attributable primarily to lower levels of revenue in fiscal 2002. We expect our research and development expenses to decrease further in the second quarter of fiscal 2002, as we will achieve the full benefit of the workforce reduction which occurred in December 2001.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, selling and distribution activities. These costs include direct out-of-pocket and payroll expenses. Sales and marketing expenses for the three months ended December 31, 2001, decreased $436,000 (19%) from the comparable period in fiscal 2001. This decrease is consistent with the 21% decline in revenue during the comparable period, and is attributable largely to declines in sales commissions, travel, and marketing expenses. As a percentage of revenue, sales and marketing expenses were 39.9% of revenue in the first quarter of fiscal 2002, compared to 38.6% in the comparable period of fiscal 2001. From the end our fiscal year on September 30, 2001 to December 31, 2001, our sales and marketing headcount decreased by 8 employees, to 30 employees on December 31, 2001, primarily due to the restructuring which occurred in December 2001.

General and Administrative Expenses

General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. General and administrative expenses for the three months ended December 31, 2001, increased $267,000 (32%) from the corresponding period of fiscal 2001. The increase was due partially to an increase in allocated expenses from Phoenix under the Services and Cost-Sharing Agreement, as the level of Phoenix’s expenses increased in the first quarter of fiscal 2002 as compared to the same quarter of fiscal 2001, and our proportionate share of these expenses increased due to an increase in our headcount relative to Phoenix’s. General and administrative expenses also increased due to higher levels of legal and consulting expense. As a percentage of revenue, general and administrative expenses were 23.5% of revenue in the first quarter of fiscal 2002, compared to 14.0% in the comparable period of fiscal 2001. This increase is due to both lower revenue in the first quarter of fiscal 2002, as well as an increase in expenses.

Amortization of Intangible Assets

Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998. Goodwill is being amortized over a six-year period, while other intangible assets are being amortized over three-to six-year periods. Amortization expense for the three months ended December 31, 2001

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased $23,000 (4%) from the corresponding period of fiscal year 2001 because certain intangible assets became fully amortized at the three-year anniversary of the acquisition in September 2001. Beginning in fiscal year 2003, amortization of intangible assets will be impacted by our adoption of SFAS No. 142 (See “Recently-issued Accounting Pronouncements”).

Stock-Based Compensation

Stock-based compensation expense consists of amortization of deferred stock compensation associated with stock options granted in December 1999, and stock options granted in connection with the acquisition of Xentec in December 2000, at exercise prices less than the fair market value of our stock at the grant date. Amortization expense related to these options is recognized as the options vest, and totaled $44,000 in the first quarter of fiscal 2002, and $169,000 in the comparable period of fiscal 2001. At December 31, 2001, the unamortized balance of deferred stock-based compensation was $503,000. In the first quarter of fiscal 2002, stock-based compensation expense also included the remaining $125,000 earned in the quarter, related to common stock with a fair value of $500,000 which will be issued to former employees of Xentec in January 2002, based on their continued employment with us through December 2001. At December 31, 2001, the $500,000 is included in payroll and related liabilities in the consolidated balance sheet.

Restructuring and Asset Impairment Charges

In December 2001, in an effort to align our operating expenses with the anticipated level of future revenue, we announced and implemented a workforce reduction plan which resulted in the elimination of approximately 20% of our workforce. As a result of this restructuring, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. In connection with the elimination of 27 positions, we recorded approximately $282,000 of severance costs. All of these terminations were completed by December 31, 2001. In addition, in December 2001 and early January 2002 we vacated leased office facilities at two locations, which resulted in a charge of approximately $249,000, consisting primarily of minimum rental payments through the termination of the leases in mid calendar year 2002. We recognized an impairment loss of $371,000 related to fixed assets used in the development of our products, primarily at our Japan research and development office which handled our Bluetooth product development, and we also recognized an impairment loss of $315,000 related to an assembled workforce intangible asset and acquisition costs which were recorded in connection with our acquisition of the wireless design services group of HD Lab in December 2000. The employees to which this intangible asset related were terminated in connection with the restructuring.

Because our efforts in fiscal 2002 will focus on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of 12 months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue. This asset will be reviewed for realizability on a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarterly basis, and additional charges may be recorded in the future in the event that actual revenue for this product is less than amounts used to estimate the net realizable value of the product as of December 31, 2001.

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $250,000 of the restructuring charge was paid in the first quarter, and $302,000 of the total charge is unpaid as of December 31, 2001. Of the unpaid amount, $290,000 is included in other accrued expenses, with the balance of $12,000 included in payroll and related liabilities in the consolidated balance sheet. The $302,000 will be paid through the fourth quarter of fiscal 2002.

We anticipate an annualized cost savings of approximately $2.8 million from this restructuring program.

Interest and other income, net

Interest and other income declined from $536,000 in the first quarter of fiscal 2001 to $218,000 in the first quarter of fiscal 2002. The decline is due to lower balances of investable funds, as well as lower short-term interest rates in the first quarter of fiscal 2002 as compared to the comparable period of fiscal 2001.

Income Taxes

We recorded income tax expense of $170,000 for the three months ended December 31, 2001. No income tax expense or benefit was recorded in the comparable period of fiscal 2001. In the first quarter of fiscal 2002, we did not record a tax benefit for the carryforward of our operating loss because objective evidence was not available as of December 31, 2001 to overcome uncertainty regarding the realizability of our deferred tax assets. Accordingly, a full valuation allowance was recorded against our net deferred tax assets. The expense recorded in the first quarter of fiscal 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which we transact business. These payments qualify for a foreign tax credit in our U.S. federal tax return, but the deferred tax asset related to such tax credits was also fully reserved as of December 31, 2001.

Liquidity and Capital Resources

At December 31, 2001, we had liquid assets of $28.6 million, consisting of cash and cash equivalents of $12.9 million, and short term investments of $15.7 million. Cash and cash equivalents consist of bank deposits and highly liquid securities with an original maturity of less than three months. Short term investments at December 31, 2001 consist of U.S. Government Agency obligations. We define short-term investments as debt securities with original maturities ranging from three months to one year. At December 31, 2001, the weighted average original maturity of our short term investments was 92 days. Our existing balances of cash, cash equivalents, and short-term investments are our primary source of liquidity. We presently have no lending arrangements with banks or other potential creditors.

Cash used in operating activities was $3.5 million for the three months ended December 31, 2001, as compared to cash used in operating activities of $1.0 million for the three months ended December 31, 2000. Cash used in operating activities during the three months ended December 31, 2001 included the impact of our net loss of $4.1 million, reduced by non-cash charges for depreciation and amortization,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stock-based compensation, and restructuring charges totaling $2.8 million. Additional cash was used in the first quarter due to payments related to acquisitions ($0.4 million), a net repayment of our payable with Phoenix Technologies ($0.3 million), and $0.3 million paid in connection with the restructuring charge. Cash was also used in the first quarter of fiscal 2002 due to a decline of $0.5 million in accounts payable, a $0.4 million decline in payroll and related liabilities related primarily to the payment of bonuses accrued at September 30, 2001, and a $0.5 million increase in accounts receivable. The increase in accounts receivable was due to an increase in accounts receivable late in December 2001. Cash used by operating activities during the three months ended December 31, 2000, was primarily attributable to a decrease in payroll and related liabilities attributable to the payment of bonuses accrued at September 30, 2000, a $0.6 million decline in accounts payable, and a $0.3 million increase in accounts receivable.

Cash used in investing activities was $15.9 million for the three months ended December 31, 2001. This use of cash includes purchases of short term investments totaling $15.8 million during the first quarter of fiscal 2002. Cash used in the first quarter of fiscal 2001 was primarily due to purchases of Xentec, Inc., the wireless design services group of HD Lab, long-term investments and property and equipment.

Net cash provided by financing activities was $249,000 for the three months ended December 31, 2001, and $445,000 during the comparable period of fiscal 2001. Net cash provided in both periods related to the proceeds from the exercise of common stock options and issuance of stock under the employee stock purchase plan.

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

Recently-issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At December 31, 2001, the Company had $5.1 million of goodwill, and other intangible assets totaling $0.9 million. Amortization expense for goodwill and other intangible assets was $561,000 during the three months ended December 31, 2001.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt SFAS 144 on October 1, 2002 when its new fiscal year begins, and does not expect the adoption to have a material effect on the Company’s operating results or financial condition.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts receivable, sales returns, valuation of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

The Company records a provision for estimated sales returns against revenues in the same period that the related revenues are recorded. At December 31, 2001 and September 30, 2001, the allowance for sales returns was $460,000 and $319,000, respectively. This estimate is based on historical sales returns and other factors. Actual results could differ from these estimates.

The Company records a provision for doubtful accounts against general and administrative expenses in the same period that the related revenues are recorded. At December 31, 2001 and September 30, 2001, the allowance for doubtful accounts was $175,000 and $115,000, respectively. This estimate is based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, and other factors. Actual results could differ from these estimates.

At December 31, 2001 and September 30, 2001, the Company had net goodwill and other intangible assets of $6.0 million and $6.9 million, respectively, and capitalized computer software costs of $5.8 million and $6.9 million, respectively. In assessing the recoverability of goodwill, other intangible assets, and capitalized computer software costs, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Cash flow calculations are based on management’s best estimates, using appropriate assumptions. If these estimates

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During the fourth quarter ended September 30, 2001, the Company recorded impairment charges in the amount of $9.4 million in connection with assets recorded through the acquisition of Xentec in December 2000. Also, as a result of the restructuring program instituted in the first quarter of fiscal 2002, the Company recorded an impairment charge of $0.8 million for capitalized computer software development costs.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

We incurred net losses of $19.2 million for fiscal year 2001, $1.3 million for fiscal year 2000 and $12.1 million for fiscal year 1999, and had an accumulated deficit of $43.3 million as of September 30, 2001. Our net loss for the three months ended December 31, 2001 was $4.1 million, and our accumulated deficit was $47.4 million on December 31, 2001. Although we have experienced revenue growth in the past, we cannot assure you that we will be able to grow our revenue in future periods. If we do achieve annual profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As part of our growth strategy, we pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. During fiscal year 2001, we completed two acquisitions. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization or impairment of acquired intangible assets. During fiscal year 2001, we recorded an impairment charge of $9.4 million as a result of the Xentec acquisition. Furthermore, as a result of the discontinuance of our Bluetooth product line in conjunction with the workforce reduction announced in December 2001, during the first quarter of fiscal year 2002 we recorded an impairment charge of $1.2 million related to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capitalized computer software costs and intangible assets. The Bluetooth technology was acquired primarily as a result of the HD Lab acquisition. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through debt or additional equity financings, which could result in dilution and additional risk for the holders of our common stock.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

not compatible with the requirements of specific product applications, we may be unable to attract or retain customers.

Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor and systems companies;

•	the emergence of new standards by semiconductor and systems companies;

•	the significant research and development investment that is often required before market acceptance, if any, of a particular standard;

•	the possibility that even after a significant investment of our resources, the standard will not become accepted by the industry; and

•	the introduction of products by our competitors embodying new technologies or features.

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

Our ability to continue to grow successfully requires an effective planning and management process. Since October 31, 1998, we increased our headcount substantially, from 51 employees at that date to 91 employees at October 31, 2000 and 119 employees at November 30, 2001. During December 2001, primarily as a result of our workforce reduction, our headcount decreased by 26 employees to 93 employees as of December 31, 2001.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to the impact of interest rate changes, currency fluctuations, and changes in the market values of its investments has not changed materially from that described in the Company’s Form 10-K Annual Report for the fiscal year ended September 30, 2001.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSILICON CORPORATION

By:	/S/ BRYAN J. LEBLANC
Bryan J. LeBlanc Executive Vice President and Chief Financial Officer

Date: February 13, 2002