Form 10-Q
period 2002-03-31
INSILICON CORP
filed 2002-05-10
CIK 1099425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

As of April 30, 2002 there were 14,969,898, outstanding shares of the Registrant’s common stock, $.001 par value.

INSILICON CORPORATION
FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

I NSILICON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2002	September 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,463	$32,040
Accounts receivable, net of allowances of $277 and $434 at March 31, 2002 and September 30, 2001	3,985	2,606
Other current assets	2,294	2,367

Total current assets	33,742	37,013
Property and equipment, net	840	1,405
Computer software costs, net	5,185	6,912
Goodwill and other intangible assets, net	6,143	6,879
Other assets	51	68

Total assets	$45,961	$52,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$287	$658
Payroll and related liabilities	963	1,791
Payable to Phoenix Technologies Ltd.	1,155	1,143
Deferred revenue	2,996	3,124
Purchase consideration payable	—	1,226
Other accrued liabilities	1,798	1,764

Total current liabilities	7,199	9,706
Deferred income taxes	513	513

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 15,000 shares authorized, none outstanding	—	—
Exchangeable preferred stock, par value $0.001; unlimited shares authorized; 737 and 618 shares issued and outstanding at March 31, 2002 and September 30, 2001	1	1
Common stock, par value $0.001; 100,000 shares authorized, 14,962 and 14,404 shares issued and outstanding at March 31, 2002 and September 30, 2001	15	14
Additional paid-in capital	87,440	85,914
Deferred stock-based compensation	(366)	(547)
Accumulated deficit	(48,875)	(43,338)
Accumulated translation adjustment	34	14

Total stockholders’ equity	38,249	42,058

Total liabilities and stockholders’ equity	$45,961	$52,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenue:
License fees	$3,568	$3,840	$6,819	$8,660
Services	1,658	1,427	3,141	2,635

Total revenue (1)	5,226	5,267	9,960	11,295
Cost of revenue:
License fees	687	292	1,223	538
Services	76	70	131	193
Amortization of purchased technology	322	322	644	636
Restructuring-related write-down of purchased technology	—	—	847	—

Total cost of revenue	1,085	684	2,845	1,367

Gross margin	4,141	4,583	7,115	9,928
Operating expenses:
Research and development	1,774	3,181	3,988	5,363
Sales and marketing	1,913	2,426	3,802	4,751
General and administrative	1,145	1,492	2,259	2,339
Amortization of goodwill and intangible assets	602	1,078	1,163	1,662
Stock-based compensation	124	181	293	324
Restructuring charge	—	—	1,217	—

Total operating expenses	5,558	8,358	12,722	14,439

Loss from operations	(1,417)	(3,775)	(5,607)	(4,511)
Interest and other income, net	133	471	351	1,007

Loss before income taxes	(1,284)	(3,304)	(5,256)	(3,504)
Provision (benefit) for income taxes	111	(904)	281	(904)

Net loss	$(1,395)	$(2,400)	$(5,537)	$(2,600)

Net loss per share:
Basic and diluted	$(0.09)	$(0.16)	$(0.36)	$(0.18)

Shares used in per share calculation:
Basic and diluted	15,558	14,866	15,317	14,560

(1) Includes related party revenue from Phoenix Technologies Ltd.	$31	$179	$252	$952

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,537)	$(2,600)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,587	2,652
Stock-based compensation	293	324
Restructuring and related charges	1,510	—
Change in operating assets and liabilities, net of effects from Xentec acquisition:
Accounts receivable	(1,379)	2,264
Payable to Phoenix Technologies Ltd.	12	919
Other assets	90	(327)
Accounts payable	(371)	(1,187)
Payroll and related liabilities	(466)	(686)
Deferred revenue	(128)	380
Other accrued liabilities	(1,131)	(1,342)
Long-term obligations	—	(904)

Total adjustments	1,017	2,093

Net cash used in operating activities	(4,520)	(507)

Cash flows from investing activities:
Purchases of property and equipment	(69)	(568)
Additions to computer software costs	(259)	(843)
Purchase of long-term investment	—	(500)
Acquisition of Xentec, Inc.	—	(3,129)

Net cash used in investing activities	(328)	(5,040)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	251	501

Net cash provided by financing activities	251	501

Effect of exchange rate changes on cash and cash equivalents	20	(30)

Net decrease in cash and cash equivalents	(4,577)	(5,076)
Cash and cash equivalents at beginning of period	32,040	38,181

Cash and cash equivalents at end of period	$27,463	$33,105

Supplemental disclosure of cash flow information:
Issuance of common stock, exchangeable preferred stock and stock options in connection with the acquisition of Xentec	$1,289	$8,167
Deferred stock compensation cost in connection with the acquisition of Xentec	—	(380)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or for any other future period.

The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, the assets, liabilities and operations of the Company were contributed by Phoenix to inSilicon in exchange for 10.4 million shares of inSilicon’s Series A preferred stock and a warrant to purchase 50,000 shares of common stock. The Company completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of March 31, 2002, Phoenix owned 10.4 million shares of the Company’s common stock (66.2% of our outstanding common and exchangeable preferred stock ). The Company’s condensed consolidated financial statements include certain costs and expenses incurred by Phoenix and allocated to the Company based upon certain pro rata metrics. See Note 6.

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

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts receivable, sales returns, valuation of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

Income taxes.    Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has not recorded a tax benefit for the carryforward of its’ operating loss because objective evidence was not available as of March 31, 2002 or September 30, 2001 to overcome uncertainty regarding the realizability of the deferred tax assets. Accordingly, a full valuation allowance was recorded against the net deferred tax assets. Income tax expense recorded in fiscal year 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which the Company transacts business. These payments qualify for a foreign tax credit, but the deferred tax asset related to such tax credits was also fully reserved as of March 31, 2002.

Reclassifications.    Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Loss Per Share.    Basic and diluted net loss per share are calculated by dividing the net loss by the weighted average number of common and exchangeable preferred shares outstanding during the period. Options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the calculation of diluted net loss per share as their effect is antidilutive for the periods presented. Had inSilicon been profitable in the three months ended March 31, 2002 and 2001, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 115,000 and 143,000, respectively, and warrants of 50,000 and 50,000, respectively. Had inSilicon been profitable in the six months ended March 31, 2002 and 2001, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 72,000 and 285,000, respectively, and warrants of 50,000 and 50,000, respectively.

Recently-issued accounting pronouncements.    In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At March 31, 2002, the Company had $5.3 million of goodwill, and other intangible assets totaling $0.8 million. Amortization expense for goodwill and other intangible assets was $602,000 and $1,163,000 during the three and six months ended March 31, 2002, respectively.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company expects to adopt SFAS 144 on October 1, 2002 when its new fiscal year begins, and does not expect the adoption to have a material effect on the Company’s operating results or financial condition.

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

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Because we decided to focus our efforts in fiscal 2002 on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations for the six months ended March 31, 2002, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. We made assumptions regarding estimated future cash flows and other factors to determine the net realizable value. Cash flow calculations are based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record additional impairment charges for the software. Beginning in the second quarter of fiscal 2002, the software is being amortized on the greater of a straight-line basis over a period of 12 months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 related to product impairment has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $432,000 of the restructuring charge was paid during the six months ended March 31, 2002, and $123,000 is included in other accrued expenses at March 31, 2002. The $123,000 will be paid through the fourth quarter of fiscal 2002.

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses, which include currency translation adjustments, were not materially different from net losses incurred for the three and six months ended March 31, 2002 and 2001.

NOTE 5.    GEOGRAPHIC REPORTING

The Company operates in one reportable industry segment, the development and sale of semiconductor intellectual property. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

Revenue by geographic region for the three and six months ended March 31, 2002 and 2001, was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
North America	$3,609	$2,946	$5,858	$6,332
Asia	1,162	649	3,007	2,625
Europe	455	1,672	1,095	2,338

Total revenue	$5,226	$5,267	$9,960	$11,295

INSILICON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 6.    RELATED PARTY TRANSACTIONS

The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. The Technology Distributor Agreement was effective from November 30, 1999, through April 30, 2002, at which time it was terminated by inSilicon. Under the terms of the Technology Distributor Agreement, Phoenix was licensed to distribute certain of the Company’s products in Asia and Phoenix paid the Company a sublicense fee related to such distribution. In February 2002 we entered into an agreement with a third-party distributor to replace the Technology Distributor Agreement .

Under the terms of the Services and Cost Sharing Agreement, Phoenix provides to the Company certain administrative services, such as data processing, telecommunications and information technology support, accounting, financial management, tax preparation and facilities management. These administrative costs are generally allocated to the Company based upon the aggregate cost of the services to Phoenix and the Company multiplied by the pro rata number of the Company’s employees. Generally, either party can terminate the Services and Cost Sharing Agreement on 30 days’ written notice. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2002. The combined impact of all related party transactions with Phoenix on the consolidated statements of operations is summarized below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenue	$31	$179	$252	$952

Costs and expenses:
Cost of revenue	2	3	86	126
Research and development	192	261	395	454
Sales and marketing	140	156	282	311
General and administrative	394	346	800	619

Total costs and expenses	$728	$766	$1,563	$1,510

During the six months ended March 31, 2002, the Company recognized $62,000 of revenue from a corporation whose Chairman and Chief Executive Officer is a director of the Company. At March 31, 2002, the Company had a $24,000 account receivable from this related party.

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

Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, Phoenix transferred certain assets to us substantially in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of March 31, 2002, Phoenix owned 10.4 million shares of our common stock (66.2% of our outstanding common and exchangeable preferred stock).

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our other accounting policies are particularly important to an understanding of our financial position and results of operations. The Company believes the following critical accounting policies effect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts receivable, sales returns, valuation of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

We record a provision for estimated sales returns against revenues in the same period that the related revenues are recorded. At March 31, 2002 and September 30, 2001, the allowance for sales returns was $171,000 and $319,000, respectively. This estimate is based on historical sales returns and other factors. Actual results could differ from these estimates.

We record a provision for doubtful accounts against general and administrative expenses in the same period that the related revenues are recorded. At March 31, 2002 and September 30, 2001, the allowance for doubtful accounts was $106,000 and $115,000, respectively. This estimate is based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, and other factors. Actual results could differ from these estimates.

During the first quarter of fiscal year 2002, we recorded a restructuring reserve in connection with a workforce reduction plan. This reserve was based on estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

At March 31, 2002 and September 30, 2001, we had net goodwill and other intangible assets of $6.1 million and $6.9 million, respectively, and capitalized computer software costs of $5.2 million and $6.9 million, respectively. In assessing the recoverability of goodwill, other intangible assets, and capitalized computer software costs, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Cash flow calculations are based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record impairment charges for these assets. During the fourth quarter ended September 30, 2001, we recorded impairment charges in the amount of $9.4 million in connection with assets recorded through the acquisition of Xentec in December 2000. Also, as a result of the workforce reduction plan instituted in the first quarter of fiscal 2002, we recorded an impairment charge of $847,000 for capitalized computer software development costs and $315,000 for intangible assets.

Results of Operations

The following table includes Consolidated Statements of Operations data as a percentage of total revenue:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenue:
License fees	68.3%	72.9%	68.5%	76.7%
Services	31.7	27.1	31.5	23.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License fees	13.1	5.6	12.3	4.8
Services	1.5	1.3	1.3	1.7
Amortization of purchased technology	6.2	6.1	6.5	5.6
Restructuring-related write-down of purchased technology	—	—	8.5	—

Total cost of revenue	20.8	13.0	28.6	12.1

Gross margin	79.2	87.0	71.4	87.9

Operating expenses:
Research and development	33.9	60.4	40.0	47.5
Sales and marketing	36.6	46.1	38.2	42.0
General and administrative	21.9	28.3	22.7	20.7
Amortization of goodwill and intangible assets	11.5	20.5	11.7	14.7
Stock-based compensation	2.4	3.4	2.9	2.9
Restructuring charge	—	—	12.2	—

Total operating expenses	106.3	158.7	127.7	127.8

Loss from operations	(27.1)	(71.7)	(56.3)	(39.9)
Interest and other income, net	2.5	9.0	3.5	8.9

Loss before income taxes	(24.6)	(62.7)	(52.8)	(31.0)
Income tax expense (benefit)	2.1	(17.1)	2.8	(8.0)

Net loss	(26.7)%	(45.6)%	(55.6)%	(23.0)%

Revenue

Revenue for the three months ended March 31, 2002 was $5.2 million, a decrease of slightly less than 1% from the comparable period of fiscal 2001. In the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, a $272,000 decrease in license revenue was largely offset by a $231,000 increase in revenue from services. The decline in license revenue is partially attributable to a $167,000 decline in related party license revenue from Phoenix Technologies Ltd. On April 30, 2002 we terminated the Technology Distributor Agreement with Phoenix, under which Phoenix distributed certain of our products to customers in specific countries in Asia. In February 2002 we entered into an agreement with a third-party distributor to replace the Technology Distributor Agreement, however no revenue was generated under this agreement in the second quarter of fiscal 2002, and there can be no assurance that any revenue generated in the future under this agreement will be comparable to the level of revenue earned under our agreement with Phoenix. The increase in services revenue in the second quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 is attributable to a $315,000 increase in nonrecurring engineering services earned in our North America region.

For the six months ended March 31, 2002, revenue declined $1.3 million, or 12% from the comparable period of fiscal 2001. During the six months ended March 31, 2002 as compared to the comparable period of fiscal 2001, license revenue decreased $1.8 million, or 21%, while services revenue increased $506,000, or 19%. The decline in license revenue is attributable partly to a $736,000 decrease in related party license revenue from Phoenix, as well as lower levels of initial license fees from customers. We believe license revenue was negatively impacted by the cautious purchasing behavior of our customers, particularly during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The increase in services revenue in the first half of fiscal 2002 as compared to the comparable period of fiscal 2001 is primarily attributable to an increased level of nonrecurring engineering services earned in our North America region.

Revenue by geographic region for the three and six months ended March 31, 2002 and 2001 was as follows (dollars in thousands):

	Amount		%Change	% of Consolidated Revenue
	2002	2001		2002	2001
Three months ended March 31:
North America	$3,609	$2,946	23%	69%	56%
Asia	1,162	649	79%	22%	12%
Europe	455	1,672	(73)%	9%	32%

Total revenue	$5,226	$5,267	(1)%	100%	100%

Six months ended March 31:
North America	$5,858	$6,332	(7)%	59%	56%
Asia	3,007	2,625	15%	30%	23%
Europe	1,095	2,338	(53)%	11%	21%

Total revenue	$9,960	$11,295	(12)%	100%	100%

North American revenue increased 23% in the second quarter of 2002 as compared to the second quarter of 2001 due in part to a $315,000 increase in nonrecurring engineering services revenue, as well as increased revenue from re-use fees. Revenue in our Asia region increased 79% in the second quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 due to increased initial license and re-use revenue from our Taiwan office, which was more than sufficient to offset the decline in related party revenue from Phoenix. The decline in revenue in our Europe region in the second quarter of fiscal 2002 compared to the comparable period of fiscal 2001 was due primarily to one large nonrecurring customer transaction in the second quarter of 2001, which accounted for 64% of European revenue in the second quarter of 2001.

No customer accounted for more than 10% of our revenue in the three or six month periods ended March 31, 2002.

Gross Margin

Gross margin is revenue less cost of revenue. License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing nonrecurring engineering services to customers, and related-party costs from Phoenix. Cost of revenue also includes amortization of technology capitalized in connection with the acquisition of other companies, and write-downs of purchased technology. Gross margin for the three and six months ended March 31, 2002 decreased 10% and 28%, respectively, from the corresponding periods of the prior year. As a percentage of revenue, the gross margin in the second quarter of fiscal 2002 was 79%, compared to 87% in the comparable period of fiscal 2001. The decline in the gross margin in the second quarter of fiscal 2002 reflects higher amortization of capitalized software development costs, particularly related to our Bluetooth product, which was released for sale in January 2002. Cost of revenue for the six months ended March 31, 2002 includes an $847,000 impairment loss related to the Bluetooth product, which was recorded in the first quarter of fiscal 2002. (See “Restructuring and Asset Impairment Charges”.) Excluding this write-down of purchased technology, the gross margin as a percentage of revenue for the six months ended March 31, 2002 was 80%, compared to 88% in the comparable period of fiscal 2001. The decline in the gross margin as a percentage of revenue for the six months ended March 31, 2002 reflects an increased level of amortization of capitalized software development costs, as well as an increase in licensing fees to third-party developers, particularly for certain of our USB 2.0 products.

Research and Development Expenses

Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses in the second quarter of fiscal 2002 decreased by $1.4 million, or 44%, from the second quarter of fiscal 2001. Research and development expenses in the six months ended March 31, 2002 decreased by $1.4 million, or 26%, from the comparable period of fiscal 2001. The reduction in research and development expense is attributable primarily to the workforce reduction plan that was implemented in early December 2001. Engineering headcount decreased by 33% from March 31, 2001 to March 31, 2002. In addition, during the second quarter of fiscal 2002, $92,000 of development costs were capitalized as software development costs, while no such costs were capitalized in fiscal 2001. As a percentage of revenue, research and development expenses were 34% and 60% in the second quarters of fiscal 2002 and 2001, respectively, and 40% and 48% in the six month periods ended March 31, 2002 and 2001, respectively. The reduction in these percentages largely reflects the benefit of lower spending levels, offset partially by lower revenue in the first half of fiscal 2002 as compared to the first half of fiscal 2001. We expect our research and development expenses in the third quarter of fiscal 2002 to be consistent with the amount recorded in the second quarter of 2002.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, selling and distribution activities. These costs include direct out-of-pocket and payroll expenses. Sales and marketing expenses for the three months ended March 31, 2002, decreased $513,000 (21%) from the comparable period of fiscal 2001. During the first half of fiscal 2002, sales and marketing expenses decreased $949,000 (20%) from the first half of fiscal 2001. This decrease is attributable primarily to expense reductions within the Company’s marketing department which occurred primarily during the last half of fiscal 2001 and the first quarter of fiscal 2002, as we reduced expenditures in this area consistent with declining revenue. As a percentage of revenue, sales and marketing expenses were 37% and 46% in the second quarters of fiscal 2002 and 2001, respectively, and 38% and 42% in the six month periods ended March 31, 2002 and 2001, respectively. The reductions in these percentages reflect the benefit of lower spending levels, offset partially by lower revenue in the first half of fiscal 2002 as compared to the first half of fiscal 2001. We expect our sales and marketing expenses in the third quarter of fiscal 2002 to increase modestly over the amount recorded in the second quarter of 2002, as we plan to increase our marketing efforts consistent with an anticipated increase in demand for our products.

General and Administrative Expenses

General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. General and administrative expenses for the three months ended March 31, 2002, decreased $347,000 (23%) from the corresponding period of fiscal 2001. General and administrative expenses in the six months ended March 31, 2002 decreased by $80,000, or 3%, from the comparable period of fiscal 2001. The decline in expenses in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is attributable primarily to a $644,000 reduction in bad debt expense, offset partially by severance expenses of $294,000 incurred in connection with the resignation of the Company’s former President and Chief Executive Officer in February, 2002. During the six months ended March 31, 2002, the net impact of these items was offset partially by higher allocations of expense from Phoenix under the Services and Cost-Sharing Agreement, particularly in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. As a percentage of revenue, general and administrative expenses were 22% and 28% in the second quarters of fiscal 2002 and 2001, respectively, and 23% and 21% in the six month periods ended March 31, 2002 and 2001, respectively. The decrease in the second quarter of fiscal 2002 is attributable to lower expenses related to the factors noted above, while the slight increase from the first half of fiscal 2001 to the first half of fiscal 2002 is attributable to lower revenue.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998, and Xentec, Inc., acquired in December 2000. Amortization expense for the three months ended March 31, 2002 decreased $476,000 (44%) from the corresponding period of fiscal year 2001. During the first six months of fiscal 2002, amortization expense decreased $499,000 (30%) from the first half of fiscal 2001. These declines are due primarily to the September 30, 2001 impairment charge of $9.4 million for goodwill generated from the December 2000 acquisition of Xentec, Inc. In addition, certain intangible assets associated with the Sand Microelectronics acquisition became fully amortized at the three-year anniversary of the acquisition in September 2001. In January 2002, in connection with the earn-out provisions of our merger agreement with Xentec’s shareholders, we issued 324,500 shares of exchangeable preferred stock, valued at $789,000. This amount has been recorded as goodwill, and is being amortized on straight-line basis over a five-year period. Because the future undiscounted cash flows which are expected to be generated as a result of the Xentec acquisition are in excess of the carrying value of this goodwill and the other net assets of the acquired company, no impairment loss has been recognized for this goodwill. Beginning in fiscal year 2003, amortization of goodwill and intangible assets will be impacted by our adoption of SFAS No. 142 (See “Recently-issued Accounting Pronouncements”).

Stock-Based Compensation

Stock-based compensation expense consists of amortization of deferred stock compensation associated with stock options granted in December 1999, and stock options granted in connection with the acquisition of Xentec in December 2000, at exercise prices less than the fair market value of our stock at the grant date. Amortization expense related to these options is recognized as the options vest, and totaled $121,000 and $181,000 in the second quarters of fiscal 2002 and fiscal 2001, respectively. Amortization expense totaled $165,000 and $324,000 for the six months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the unamortized balance of deferred stock-based compensation was $366,000. Stock-based compensation expense in the six months ended March 31, 2002 also included $125,000 earned in the first quarter of fiscal 2002, related to common stock with a fair value of $500,000 which was issued to former employees of Xentec in January 2002, based on their continued employment with us through December 2001.

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

Because we decided to focus our efforts in fiscal 2002 on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations for the six months ended March 31, 2002, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. We made assumptions regarding estimated future cash flows and other factors to determine the net realizable value. Cash flow calculations are based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record additional impairment charges for the software. Beginning in the second quarter of fiscal 2002, the software is being amortized on the greater of a straight-line basis over a period of 12 months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 related to product impairment has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $432,000 of the restructuring charge was paid during the six months ended March 31, 2002, and $123,000 is included in other accrued expenses at March 31, 2002. The $123,000 will be paid through the fourth quarter of fiscal 2002.

Interest and other income, net

Interest and other income in the second quarter of fiscal 2002 decreased by $338,000, or 72%, from the comparable period of fiscal 2001, and decreased by $656,000, or 65%, during the six months ended March 31, 2002 as compared to the first half of fiscal 2001. These declines are due to lower balances of investable funds, as well as lower short-term interest rates in fiscal 2002 as compared to fiscal 2001.

Income Taxes

We recorded income tax expense of $111,000 for the three months ended March 31, 2002, compared to a tax benefit of $904,000 during the second quarter of fiscal 2001. For the six months ended March 31, 2002, income tax expense totaled $281,000, compared to a tax benefit of $904,000 in the first half of fiscal 2001. The tax benefit recognized in the second quarter and first half of fiscal 2001 represents the maximum benefit that could be recognized from deferred tax assets relating to net operating losses through March 31, 2001. During the six months ended March 31, 2002, we did not record a tax benefit for the carryforward of our operating loss because objective evidence was not available as of March 31, 2002 to overcome uncertainty regarding the realizability of our deferred tax assets. Accordingly, a full valuation allowance was recorded against our net deferred tax assets as of March 31, 2002. The expense recorded in the second quarter and first half of fiscal 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which we transact business. These payments qualify for a foreign tax credit in our U.S. federal tax return, but the deferred tax asset related to such tax credits was also fully reserved as of March 31, 2002.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents $27.5 million, consisting of bank deposits and highly liquid securities with an original maturity of less than three months. Our existing balances of cash and cash equivalents are our primary source of liquidity. We presently have no lending arrangements with banks or other potential creditors.

Cash used in operating activities was $4.5 million for the six months ended March 31, 2002, as compared to cash used in operating activities of $507,000 for the six months ended March 31, 2001. Cash used in operating activities during the six months ended March 31, 2002 included the impact of our net loss of $5.5 million, reduced by non-cash charges for depreciation and amortization, stock-based compensation, and restructuring charges totaling $4.4 million. Additional cash was used in the first half of fiscal 2002 due to acquisition-related payments totaling $1.2 million. Accounts receivable increased due to sales recorded late in the second quarter of 2002, and this increase accounted for a $1.4 million use of cash during the first half of fiscal 2002. Cash used by operating activities during the six months ended March 31, 2001, was primarily attributable to the pre-tax loss of $3.5 million, reduced by non-cash charges for depreciation and amortization, and stock-based compensation.

Cash used in investing activities was $328,000 for the six months ended March 31, 2002, due primarily to additions to computer software costs, including amounts capitalized for internal development. Cash used for investing activities in the first half of fiscal 2001 totaled $5.0 million, primarily due to purchases of Xentec, Inc., and the wireless design services group of HD Lab.

Net cash provided by financing activities was $251,000 for the six months ended March 31, 2002, and $501,000 during the comparable period of fiscal 2001. Net cash provided in both periods related to the proceeds from the exercise of common stock options and the issuance of stock under the employee stock purchase plan.

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

Recently-issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At March 31, 2002, the Company had $5.3 million of goodwill, and other intangible assets totaling $0.8 million. Amortization expense for goodwill and other intangible assets was $602,000 and $1,163,000 during the three and six months ended March 31, 2002, respectively.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company expects to adopt SFAS 144 on October 1, 2002 when its new fiscal year begins, and does not expect the adoption to have a material effect on the Company’s operating results or financial condition.

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

We incurred net losses of $19.2 million for fiscal year 2001, $1.3 million for fiscal year 2000 and $12.1 million for fiscal year 1999, and had an accumulated deficit of $43.3 million as of September 30, 2001. Our net loss for the six months ended March 31, 2002 was $5.5 million, and our accumulated deficit was $48.9 million on March 31, 2002. Although we have experienced revenue growth in the past, we cannot assure you that we will be able to grow our revenue in future periods. If we do achieve annual profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

As part of our growth strategy, we pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. During fiscal year 2001, we completed two acquisitions. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization or impairment of acquired intangible assets. During fiscal year 2001, we recorded an impairment charge of $9.4 million as a result of the Xentec acquisition. Furthermore, as a result of the discontinuance of our Bluetooth product line in conjunction with the workforce reduction announced in December 2001, during the first quarter of fiscal year 2002 we recorded an impairment charge of $1.2 million related to capitalized computer software costs and intangible assets. The Bluetooth technology was acquired primarily as a result of the HD Lab acquisition. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through debt or additional equity financings, which could result in dilution and additional risk for the holders of our common stock.

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

Our ability to continue to grow successfully requires an effective planning and management process. Since October 31, 1998, we increased our headcount substantially, from 51 employees at that date to 91 employees at October 31, 2000 and 119 employees at November 30, 2001. Since November 30, 2001, primarily as a result of our workforce reduction, our headcount decreased by 28 employees to 91 employees as of March 31, 2002.

Our growth has placed a strain on our resources. As a result of our workforce reduction, those employees remaining will need to bear a larger portion of the required workload. Semiconductor and systems company licensees typically require significant engineering support in the design, testing and manufacture of products incorporating our technology. Accordingly, increases in the adoption of our technology can be expected to increase the strain on our personnel, particularly our engineers.

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

International sales of our products account for a significant portion of our revenue which exposes us to risks inherent in international operations.

We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 31% of our total revenue for the quarter ending March 31, 2002. Our operations outside the United States also expose us to the following general risks associated with international operations:

•	disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	potential adverse tax consequences, including higher tax rates generally in Asia;

•	tariff’s, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries; and

•	unexpected changes in regulatory requirements of foreign countries.

To the extent that such disruptions and costs interfere with our commercial activities, our results of operations could be harmed.

RISKS RELATED TO THE SEMICONDUCTOR INDUSTRY

A downturn in the semiconductor or electronics businesses would reduce our sales.

In the past our business has benefited from the rapid worldwide growth of the semiconductor industry, which in turn has been fueled by growth in telecommunications, computers and consumer electronics. Continued licenses of our technologies are largely dependent upon the commencement of new design projects by semiconductor and systems companies. However, the semiconductor industry is highly cyclical and subject to rapid technological change. It also has been subject to significant economic downturns at various times, characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity. In addition, the semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. A number of semiconductor and systems companies have announced layoffs of their employees or the suspension of investment plans, and we have seen a drop-off in demand from these customers. In addition, there have been a number of mergers in the electronics industry, which may reduce the aggregate level of licenses of our technologies and purchases of our services by the merged companies. Potential slower growth in the electronics industry, a reduced number of design starts, tightening of customers’ operating budgets or continued consolidation among our customers may seriously harm our business.

RISKS RELATED TO OUR SEPARATION FROM PHOENIX TECHNOLOGIES LTD. IN NOVEMBER 1999

We depend on agreements with Phoenix for many important services that may be hard to replace on a cost-effective basis if Phoenix terminates the agreements.

We have entered into agreements with Phoenix that have defined and will continue to define our business relationship. These agreements include a Services and Cost-Sharing Agreement, under which Phoenix provides various, primarily administrative, services to us, including accounting, treasury, tax and information services, and we share with Phoenix certain costs, including facilities and insurance. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000. The Services and Cost-Sharing Agreement has been renewed on a month-to-month basis for all services and costs, and we anticipate the further extension of the agreement through fiscal year 2002. Generally, either party can terminate on 30 days’ written notice. Consequently, we cannot be sure how long Phoenix will continue to provide us services under the Services and Cost-Sharing Agreement and, if it does not, whether or on what terms we could obtain these services. If we cannot perform these services ourselves or obtain them on acceptable terms, this could materially harm our business. In addition, on April 30, 2002 we terminated a distribution agreement under which Phoenix has acted as a non-exclusive sales representative for us in certain Asian countries. In February 2002 we entered into an agreement with a third-party to replace Phoenix as our distributor, however, there can be no assurance that revenue, if any, generated in the future under this new agreement will be comparable to the level of revenue earned under our agreement with Phoenix.

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

PART II.    OTHER INFORMATION

I TEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on February 12, 2002, at which the following occurred:

a)     ELECTION OF DIRECTORS:    The stockholders elected Raymond J. Farnham to serve until the 2005 Annual Meeting of Stockholders. The vote on the matter was as follows:

	For	Against
Raymond J. Farnham	13,511,915	765,995

b)    APPROVAL OF 2000 EMPLOYEE STOCK PURCHASE PLAN, AS AMENDED:    The stockholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder by 300,000 shares to a total of 639,164 shares. There were 14,063,640 votes cast for the amendment, 185,236 votes cast against the amendment, 29,034 abstentions, and no broker non-votes.

c)    APPOINTMENT OF INDEPENDENT AUDITORS:    The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent public accountants for the current fiscal year. There were 14,260,277 votes cast for the proposal, 15,053 votes cast against the proposal, 2,580 abstentions, and no broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a)     Exhibits.

No additional exhibits since the filing of the Company’s Annual Report on Form 10-K on December 27, 2001.

b)     Reports on Form 8-K.

The Company filed three Reports on Form 8-K during the quarter ended March 31, 2002. Information regarding the items reported on is as follows:

Date of Report (as Filed)	Item Reported On
January 24, 2002	The Company announced its financial results for the first fiscal quarter ended December 31, 2001.

February 7, 2002	The Company announced the appointment of Barry A. Hoberman to interim Chief Executive Officer.

March 12, 2002
The Company announced that AMD has licensed inSilicon’s USB 2.0 Transceiver IP for use in future AMD chip designs, and that Oak Technology, Inc. has integrated inSilicon’s USB 2.0 PHY into its new OTI-4110 chip for personal imaging and printing applications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSILICON CORPORATION

Date:	May 10, 2002	By:	/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc Executive Vice President and Chief Financial Officer