Form 10-Q/A
period 2001-06-30
INSILICON CORP
filed 2002-07-23
CIK 1099425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

YES    X          NO

As of July 31, 2001 there were 14,400,013 outstanding shares of the Registrant’s common stock, $.001 par value.

Explanatory Note

By filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, inSilicon Corporation is amending Part II, Other Information, Item 6, Exhibits and Reports on Form 8-K to include an additional exhibit of a form of indemnity agreement approved by the Board of Directors of inSilicon Corporation, which has authorized the Company to enter into such agreement with all officers and directors of inSilicon Corporation.

Other than the above referenced changes, our Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2001, remains the same.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

10.3	Form of Indemnification Agreement between inSilicon Corporation and each of its Officers and Directors.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSILICON CORPORATION

Date:	July 22, 2002	By:	/s/ BARRY HOBERMAN
Barry Hoberman President and Chief Executive Officer

Date:	July 22, 2002	By:	/s/ WALTER WILLIG
Walter Willig Chief Accounting Officer