Form 10-Q
period 2002-06-30
INSILICON CORP
filed 2002-08-06
CIK 1099425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

YES  ☒                NO  ☐

As of July 31, 2002 there were 15,204,516, outstanding shares of the Registrant’s common stock, $.001 par value.

INSILICON CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

INSILICON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2002	September 30, 2001
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,873	$32,040
Accounts receivable, net of allowances of $231 and $434 at June 30, 2002 and September 30, 2001	3,201	2,606
Other current assets	2,392	2,367

Total current assets	33,466	37,013

Property and equipment, net	876	1,405
Computer software costs, net	4,476	6,912
Goodwill and other intangible assets, net	5,549	6,879
Other assets	51	68

Total assets	$44,418	$52,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$298	$658
Payroll and related liabilities	802	1,791
Payable to Phoenix Technologies Ltd.	1,986	1,143
Deferred revenue	3,113	3,124
Purchase consideration payable	—	1,226
Other accrued liabilities	1,762	1,764

Total current liabilities	7,961	9,706

Deferred income taxes	513	513

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; 15,000 shares authorized, none outstanding	—	—
Exchangeable preferred stock, par value $0.001; unlimited shares authorized; 687 and 618 shares issued and outstanding at June 30, 2002 and September 30, 2001	1	1
Common stock, par value $0.001; 100,000 shares authorized, 15,197 and 14,404 shares issued and outstanding at June 30, 2002 and September 30, 2001	15	14
Additional paid-in capital	87,666	85,914
Deferred stock-based compensation	(317)	(547)
Accumulated deficit	(51,370)	(43,338)
Accumulated other comprehensive income (loss)	(51)	14

Total stockholders’ equity	35,944	42,058

Total liabilities and stockholders’ equity	$44,418	$52,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License fees	$3,350	$4,130	$10,169	$12,790
Services	1,310	1,890	4,451	4,525

Total revenue (1)	4,660	6,020	14,620	17,315

Cost of revenue:
License fees	647	564	1,870	1,102
Services	35	81	166	274
Amortization of purchased technology	322	322	966	958
Restructuring-related write-down and impairment of purchased technology	325	—	1,172	—

Total cost of revenue	1,329	967	4,174	2,334

Gross margin	3,331	5,053	10,446	14,981

Operating expenses:
Research and development	1,974	2,991	5,962	8,354
Sales and marketing	1,997	2,353	5,799	7,104
General and administrative	1,150	1,444	3,409	3,783
Amortization of goodwill and intangible assets	594	1,106	1,757	2,768
Stock-based compensation	53	337	346	661
Restructuring charge	—	—	1,217	—

Total operating expenses	5,768	8,231	18,490	22,670

Loss from operations	(2,437)	(3,178)	(8,044)	(7,689)

Interest and other income, net	89	419	440	1,426
Loss on write-off of investment	—	(500)	—	(500)

Loss before income taxes	(2,348)	(3,259)	(7,604)	(6,763)
Provision (benefit) for income taxes	147	(968)	428	(1,872)

Net loss	$(2,495)	$(2,291)	$(8,032)	$(4,891)

Net loss per share:
Basic and diluted	($0.16)	($0.15)	($0.52)	($0.33)

Shares used in per share calculation:
Basic and diluted	15,768	14,944	15,467	14,688

(1) Includes related party revenue from Phoenix Technologies Ltd.	$77	$979	$329	$1,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

INSILICON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,032)	$(4,891)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,018	4,317
Stock-based compensation	346	661
Write-off of long term investment	—	500
Deferred income taxes	—	(914)
Restructuring and related impairment charges	1,835	—
Change in operating assets and liabilities, net of effects from Xentec acquisition:
Accounts receivable	(595)	2,715
Payable to Phoenix Technologies Ltd.	843	795
Other assets	(8)	(1,017)
Accounts payable	(360)	(1,418)
Payroll and related liabilities	(627)	(864)
Deferred revenue	(11)	424
Other accrued liabilities	(1,167)	(1,438)

Total adjustments	4,274	3,761

Net cash used in operating activities	(3,758)	(1,130)

Cash flows from investing activities:
Purchases of property and equipment	(225)	(836)
Additions to computer software costs	(593)	(1,406)
Purchase of long-term investment	—	(500)
Acquisition of Xentec, Inc	—	(3,432)

Net cash used in investing activities	(818)	(6,174)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	473	819

Net cash provided by financing activities	473	819

Effect of exchange rate changes on cash and cash equivalents	(64)	(70)

Net decrease in cash and cash equivalents	(4,167)	(6,555)
Cash and cash equivalents at beginning of period	32,040	38,181

Cash and cash equivalents at end of period	$27,873	$31,626

Supplemental disclosure of cash flow information:
Issuance of common stock, exchangeable preferred stock and stock options in connection with the acquisition of Xentec	$1,289	$8,167
Deferred stock compensation cost in connection with the acquisition of Xentec	—	(380)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or for any other future period.

The Company was incorporated on November 1, 1999. Prior to that date, the Company was operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, the assets, liabilities and operations of the Company were contributed by Phoenix to inSilicon in exchange for 10.4 million shares of inSilicon’s Series A preferred stock and a warrant to purchase 50,000 shares of common stock. The Company completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of June 30, 2002, Phoenix owned 10,450,010 shares of the Company’s common stock (65.8% of our outstanding common and exchangeable preferred stock). The Company’s condensed consolidated financial statements include certain costs and expenses incurred by Phoenix and allocated to the Company based upon certain pro rata metrics. See Note 6.

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

INSILICON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

expected to be recorded as revenue when all uncertainties surrounding the acceptance of the product have been removed.

When a license agreement includes one or more elements to be delivered at a future date, the Company recognizes license revenues based upon the residual method after all elements other than maintenance and engineering services have been delivered. The Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. The Company recognizes maintenance revenues over the term of the maintenance contract and engineering services as time and materials are incurred as vendor specific objective evidence of fair value for maintenance and engineering services exists.

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

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, percentage-of-completion for fixed-price contracts, the allowance for doubtful accounts receivable, sales returns, valuation and realizability of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

Income taxes.    Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has not recorded a tax benefit for the carryforward of its’ operating loss because objective evidence was not available as of June 30, 2002 or September 30, 2001 to overcome uncertainty regarding the realizability of the deferred tax assets. Accordingly, a full valuation allowance was recorded against the net deferred tax assets. Income tax expense recorded in fiscal year 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which the Company transacts business. These payments qualify for a foreign tax credit, but the deferred tax asset related to such tax credits was also fully reserved as of June 30, 2002.

Reclassifications.    Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

INSILICON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Loss Per Share.    Basic and diluted net loss per share are calculated by dividing the net loss by the weighted average number of common and exchangeable preferred shares outstanding during the period. Options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the calculation of diluted net loss per share as their effect is antidilutive for the periods presented. Had inSilicon been profitable in the three months ended June 30, 2002 and 2001, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 245,000 and 122,000, respectively, and warrants of 29,000 and 50,000, respectively. Had inSilicon been profitable in the nine months ended June 30, 2002 and 2001, diluted earnings per share would have been impacted by the calculated effect using the treasury method of outstanding stock options of 105,000 and 267,000, respectively, and warrants of 43,000 and 50,000, respectively.

Recently-issued accounting pronouncements.    In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At June 30, 2002, the Company had $4.9 million of goodwill, and other intangible assets totaling $0.7 million. Amortization expense for goodwill and other intangible assets was $594,000 and $1,757,000 during the three and nine months ended June 30, 2002, respectively.

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

INSILICON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Because we decided to focus our efforts in fiscal 2002 on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations in the quarter ended December 31, 2001, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. We made assumptions regarding estimated future cash flows and other factors to determine the net realizable value. Cash flow calculations were based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. Actual revenue from this product has been less than prior estimates, and the product was re-evaluated for impairment and written-down to its estimated net realizable value of $50,000 as of June 30, 2002 resulting in an impairment loss charged to cost of goods sold of $325,000 during the three months ended June 30, 2002. The estimated net realizable value at June 30, 2002 is based upon updated estimates of future revenue during the six months ended December 31, 2002, net of estimated selling costs considering the actual experience. This asset will be reviewed for realizability on a quarterly basis. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record additional impairment charges for the software. The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of six months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 related to product impairment has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $517,000 of restructuring expenses have been paid during the nine months ended June 30, 2002. During the quarter ended June 30, 2002, the Company terminated a lease prior to its’ expiration in the fourth quarter of fiscal 2002, and recorded a $35,000 adjustment to the restructuring reserve. All restructuring liabilities have been paid, and there is no remaining accrued liability related to this restructuring as of June 30, 2002.

INSILICON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which requires that all items that are required to be recognized under accounting standards as components of comprehensive income or losses (revenue, expenses, gains and losses) be included in comprehensive income or loss. Total comprehensive losses, which include currency translation adjustments, were not materially different from net losses incurred for the three and nine months ended June 30, 2002 and 2001.

NOTE 5.    GEOGRAPHIC REPORTING

The Company operates in one reportable industry segment, the development and sale of semiconductor intellectual property. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

Revenue by geographic region for the three and nine months ended June 30, 2002 and 2001, was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
North America	$2,510	$3,210	$8,368	$9,542
Asia	1,445	2,198	4,452	4,823
Europe	705	612	1,800	2,950

Total revenue	$4,660	$6,020	$14,620	$17,315

INSILICON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6.    RELATED PARTY TRANSACTIONS

The Company has entered into a Technology Distributor Agreement and a Services and Cost Sharing Agreement with Phoenix. Under the terms of the Technology Distributor Agreement, Phoenix was licensed to distribute certain of the Company’s products in Asia, and Phoenix paid the Company a sublicense fee related to such distribution. In connection with Phoenix’s ceasing to distribute certain of our products in Asia under this agreement, in February 2002 we entered into an agreement with a third-party distributor to service those areas.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenue	$77	$979	$329	$1,931

Costs and expenses:
Cost of revenue	2	43	88	169
Research and development	161	263	556	717
Sales and marketing	128	146	410	457
General and administrative	432	438	1,232	1,057

Total costs and expenses	$723	$890	$2,286	$2,400

During the nine months ended June 30, 2002, the Company recognized $92,000 of revenue from a corporation whose Chairman and Chief Executive Officer is a director of the Company.

NOTE 7.    SUBSEQUENT EVENTS

On July 23, 2002 the Company announced that a definitive agreement had been signed whereby Synopsys, Inc. has agreed to acquire all outstanding shares of the Company for approximately $64 million in proceeds. The transaction will be effected by means of a cash tender offer at a purchase price of $4.05 a share, followed by a back-end merger in order to purchase any untendered shares. Synopsys, Inc. will also assume certain of the Company’s stock options in the transaction. The offer is subject to certain conditions, including the tender of a majority of the outstanding shares of the Company, receipt of regulatory approvals, and other customary conditions.

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

Prior to our incorporation on November 1, 1999, we operated as a division of Phoenix Technologies Ltd. (“Phoenix”). As of November 30, 1999, Phoenix transferred certain assets to us substantially in exchange for shares of our Series A Preferred Stock and the assumption of certain liabilities. We completed an initial public offering in March of 2000, which generated net proceeds of $37.0 million. At that time, all shares of Series A Preferred Stock converted on a one-to-one basis into shares of common stock. As of June 30, 2002, Phoenix owned 10,450,010 shares of our common stock (65.8% of our outstanding common and exchangeable preferred stock).

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or for any other future period.

Recent Developments

On July 23, 2002 the Company announced that a definitive agreement had been signed whereby Synopsys, Inc. has agreed to acquire all outstanding shares of the Company for approximately $64 million. The transaction will be effected by means of a cash tender offer at a purchase price of $4.05 a share, followed by a back-end merger in order to purchase any untendered shares. Synopsys, Inc. will also assume certain of the Company’s stock options in the transaction. The offer is subject to certain conditions, including the tender of a majority of the outstanding shares of the Company, receipt of regulatory approvals, and other customary conditions.

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

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, percentage-of-completion for fixed-price contracts, the allowance for doubtful accounts receivable, sales returns, valuation and realizability of goodwill and intangible assets, valuation and realizability of capitalized computer software costs, useful lives for intangible assets and property and equipment, income taxes, and restructuring and related costs. Actual results could differ from these estimates. The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

We record a provision for estimated sales returns against revenues in the same period that the related revenues are recorded. At June 30, 2002 and September 30, 2001, the allowance for sales returns was $171,000 and $319,000, respectively. This estimate is based on historical sales returns and other factors. Actual results could differ from these estimates.

We record a provision for doubtful accounts against general and administrative expenses in the same period that the related revenues are recorded. At June 30, 2002 and September 30, 2001, the allowance for doubtful accounts was $60,000 and $115,000, respectively. This estimate is based on historical bad debt write-offs, specific identification of probable bad debts based on collection efforts, and other factors. Actual results could differ from these estimates.

During the first quarter of fiscal year 2002, we recorded a restructuring reserve in connection with a workforce reduction plan. This reserve was based on estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from our actions. As of June 30, 2002 all payments relating to this reserve have been made.

At June 30, 2002 and September 30, 2001, we had net goodwill and other intangible assets of $5.5 million and $6.9 million, respectively, and capitalized computer software costs of $4.5 million and $6.9

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, respectively. In assessing the recoverability of goodwill, other intangible assets, and capitalized computer software costs, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Cash flow calculations are based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record impairment charges for these assets. During the fourth quarter ended September 30, 2001, we recorded impairment charges in the amount of $9.4 million in connection with assets recorded through the acquisition of Xentec in December 2000. Also, as a result of the workforce reduction plan instituted in the first quarter of fiscal 2002, we recorded an impairment charge of $847,000 for capitalized computer software development costs and $315,000 for intangible assets. In addition, in the third quarter of fiscal 2002, we recorded an additional impairment charge of $325,000 for capitalized computer software development costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table includes Consolidated Statements of Operations data as a percentage of total revenue:

	Three months ended June 30,		Nine months ended June 30,
Revenue:	2002	2001	2002	2001
License fees	71.9%	68.6%	69.6%	73.9%
Services	28.1	31.4	30.4	26.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	13.9	9.4	12.8	6.4
Services	0.7	1.4	1.1	1.6
Amortization of purchased technology	6.9	5.3	6.6	5.5
Restructuring-related write-down of purchased technology	7.0	—	8.0	—

Total cost of revenue	28.5	16.1	28.5	13.5

Gross margin	71.5	83.9	71.5	86.5

Operating expenses:
Research and development	42.4	49.7	40.8	48.3
Sales and marketing	42.9	39.1	39.7	41.0
General and administrative	24.7	24.0	23.3	21.8
Amortization of goodwill and intangible assets	12.7	18.4	12.0	16.0
Stock-based compensation	1.1	5.6	2.4	3.8
Restructuring charge	—	—	8.3	—

Total operating expenses	123.8	136.8	126.5	130.9

Loss from operations	(52.3)	(52.9)	(55.0)	(44.4)

Interest and other income, net	1.9	7.0	3.0	8.2
Loss on write-off of investment	—	(8.3)	—	(2.9)

Loss before income taxes	(50.4)	(54.2)	(52.0)	(39.1)
Income tax expense (benefit)	3.1	(16.1)	2.9	(10.8)

Net loss	(53.5)%	(38.1)%	(54.9)%	(28.3)%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2002 was $4.7 million, a decrease of 23% from the comparable period of fiscal 2001. In the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, the Company reported a $780,000 decrease in license revenue and a $580,000 decrease in services revenue. The decline in license revenue is mainly attributable to an $885,000 decline in related party license revenue from Phoenix Technologies Ltd., partially offset by an increase of $106,000 in initial license fees. In connection with Phoenix’s ceasing to distribute certain of our products in Asia under the Technology Distribution Agreement, in February 2002 we entered into an agreement with a third-party distributor to service those areas. No revenue was generated under this new agreement in the second or third quarter of fiscal 2002, and there can be no assurance that any revenue generated in the future under this agreement will be comparable to the level of revenue earned under our agreement with Phoenix. The decrease in services revenue in the third quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 is attributable to a $447,000 decrease in maintenance and training services, in addition to a $133,000 decrease in nonrecurring engineering services earned in our North America region.

For the nine months ended June 30, 2002, revenue declined $2.7 million, or 16% from the comparable period of fiscal 2001. During the nine months ended June 30, 2002 as compared to the comparable period of fiscal 2001, license revenue decreased $2.6 million, or 20%, and services revenue decreased slightly by $74,000, or 2%. The decline in license revenue is attributable partly to a $1.6 million decrease in related party license revenue from Phoenix, as well as lower levels of initial license fees and re-use fees from customers. We believe license revenue was negatively impacted by the cautious purchasing behavior of our customers, particularly during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001.

Revenue by geographic region for the three and nine months ended June 30, 2002 and 2001 was as follows (dollars in thousands):

	Amount		% Change	% of Consolidated Revenue
	2002	2001		2002	2001
Three months ended June 30:
North America	$2,510	$3,210	(22)%	54%	53%
Asia	1,445	2,198	(34)%	31%	37%
Europe	705	612	15%	15%	10%

Total revenue	$4,660	$6,020	(23)%	100%	100%

Nine months ended June 30:
North America	$8,368	$9,542	(12)%	57%	55%
Asia	4,452	4,823	(8)%	31%	28%
Europe	1,800	2,950	(39)%	12%	17%

Total revenue	$14,620	$17,315	(16)%	100%	100%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

North American revenue decreased 22% in the third quarter of 2002 as compared to the third quarter of 2001 due in part to a $302,000 decrease in re-use fees and a $130,000 decrease in maintenance revenue, as well as a $175,000 decrease in royalty revenue. This decrease is due in large part to a one-time royalty payment of $165,000 received in the third quarter of 2001. Revenue in our Asia region decreased 34% in the third quarter of fiscal 2002 as compared to the comparable period of fiscal 2001 due to a $800,000 one-time royalty-based revenue contract from one customer in the third quarter of 2001, recorded under our distribution agreement with Phoenix. Revenue in our Europe region increased 15% in the third quarter of fiscal 2002 compared to the comparable period of fiscal 2001 due to an increase in both initial license revenue and re-use fees from various customers.

No customer accounted for more than 10% of our revenue in the three or nine month periods ended June 30, 2002.

Gross Margin

Gross margin is revenue less cost of revenue. License fee cost of revenue generally consists of amortization of capitalized software development costs and costs of licensing certain technologies from third-party developers. Services cost of revenue includes internal payroll costs, third-party consulting costs associated with providing nonrecurring engineering services to customers, and related-party costs from Phoenix. Cost of revenue also includes amortization of technology capitalized in connection with the acquisition of other companies, and write-downs of purchased technology. Gross margin for the three and nine months ended June 30, 2002 decreased 34% and 30%, respectively, from the corresponding periods of the prior year. As a percentage of revenue, the gross margin in the third quarter of fiscal 2002 was 71%, compared to 84% in the comparable period of fiscal 2001. The decline in the gross margin in the third quarter of fiscal 2002 is a result of an additional impairment loss of $325,000 related to our Bluetooth product, as well as higher amortization of capitalized software development costs. Cost of revenue for the nine months ended June 30, 2002 includes a $1,172,000 impairment loss related to the Bluetooth product, which was recorded in the first quarter of fiscal 2002 as well as the third quarter of fiscal 2002 (See “Restructuring and Asset Impairment Charges”). Excluding this write-down of purchased technology, the gross margin as a percentage of revenue for the nine months ended June 30, 2002 was 79%, compared to 87% in the comparable period of fiscal 2001. The decline in the gross margin as a percentage of revenue for the nine months ended June 30, 2002 reflects an increased level of amortization of capitalized software development costs, as well as an increase in licensing fees to third-party developers, particularly for certain of our USB 2.0 products.

Research and Development Expenses

Research and development expenses consist principally of payroll and related costs associated with the development of semiconductor intellectual property and related software, net of amounts capitalized. Research and development expenses in the third quarter of fiscal 2002 decreased by $1.0 million, or 34%, from the third quarter of fiscal 2001. Research and development expenses in the nine months ended June 30, 2002 decreased by $2.4 million, or 29%, from the comparable period of fiscal 2001. The reduction in research and development expense is attributable primarily to the workforce reduction plan that was implemented in early December 2001. Engineering headcount decreased by 29% from June 30, 2001 to June 30, 2002. During the third quarter of fiscal 2002, $99,000 of development costs were capitalized as software development costs, while no such costs were capitalized in fiscal 2001. As a percentage of revenue, research and development expenses were 42% and 50% in the third quarters of fiscal 2002 and 2001, respectively, and 41% and 48% in the nine month periods ended June 30, 2002 and 2001, respectively. The reduction in these percentages largely reflects the benefit of lower spending levels, offset partially by lower revenue in the first nine months of fiscal 2002 as compared to the first nine

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months of fiscal 2001. We expect our research and development expenses in the fourth quarter of fiscal 2002 to be consistent with the amount recorded in the third quarter of 2002.

Sales and Marketing Expenses

Sales and marketing expenses consist of costs related to advertising, public relations and other marketing, selling and distribution activities. These costs include direct out-of-pocket and payroll expenses. Sales and marketing expenses for the three months ended June 30, 2002, decreased $356,000 (15%) from the comparable period of fiscal 2001. During the nine months ended June 30, 2002, sales and marketing expenses decreased $1.3 million (18%) from the comparable nine months ended, June 30, 2001. This decrease is attributable primarily to expense reductions within the Company’s marketing department which occurred primarily during the last half of fiscal 2001 and the first quarter of fiscal 2002, as we reduced expenditures in this area consistent with declining revenue. As a percentage of revenue, sales and marketing expenses were 43% and 39% in the third quarters of fiscal 2002 and 2001, respectively, and 40% and 41% in the nine month periods ended June 30, 2002 and 2001, respectively. The increase in the percentage in the third quarter of 2002 as compared to the third quarter of 2001 is primarily attributable to a decline in revenue. We expect our sales and marketing expenses in the fourth quarter of fiscal 2002 to be consistent with the amount recorded in the third quarter of 2002.

General and Administrative Expenses

General and administrative expenses consist of expenditures for executive, accounting, legal, personnel, recruiting and other administrative functions. General and administrative expenses for the three months ended June 30, 2002, decreased $294,000 (20%) from the corresponding period of fiscal 2001. General and administrative expenses in the nine months ended June 30, 2002 decreased by $374,000, or 10%, from the comparable period of fiscal 2001. The decline in expenses in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is attributable primarily to a $204,000 decrease in consulting expenses. During the nine months ended June 30, 2002, the net impact of these items was offset partially by higher allocations of expense from Phoenix under the Services and Cost-Sharing Agreement, particularly in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. As a percentage of revenue, general and administrative expenses were 25% and 24% in the third quarters of fiscal 2002 and 2001, respectively, and 23% and 22% in the nine month periods ended June 30, 2002 and 2001, respectively. The slight increase in both the third quarter and nine months ended June 30, 2002 from the third quarter of 2001 and nine months ended June 30, 2001 is attributable to lower revenue. We expect our general and administrative expenses in the fourth quarter of fiscal 2002 to increase from the level generated in the third quarter of fiscal 2002, due to costs incurred in connection with the pending acquisition of the Company by Synopsys, Inc.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets represents the straight-line amortization of goodwill and other intangible assets associated with the purchase of Sand Microelectronics, Inc. in September 1998, and Xentec, Inc., acquired in December 2000. Amortization expense for the three months ended June 30, 2002 decreased $512,000 (46%) from the corresponding period of fiscal year 2001. During the first nine months of fiscal 2002, amortization expense decreased $1.0 million (37%) from the first nine months of fiscal 2001. These declines are due primarily to the September 30, 2001 impairment charge of $9.4 million for goodwill generated from the December 2000 acquisition of Xentec, Inc. In addition, certain intangible assets associated with the Sand Microelectronics acquisition became fully amortized at the three-year anniversary of the acquisition in September 2001. In January 2002, in connection with the earn-out provisions of our merger agreement with Xentec’s shareholders, we issued 324,500 shares of exchangeable preferred stock, valued at $789,000. This amount has been recorded as goodwill, and is being amortized on straight-line basis over a five-year period. Because the future undiscounted cash flows which are expected to be generated as a result of the Xentec acquisition are in excess of the carrying value of this goodwill and the other net assets of the acquired company, no impairment loss has been recognized for this goodwill. Beginning in fiscal year 2003, amortization of goodwill and intangible

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets will be impacted by our adoption of SFAS No. 142 (See “Recently-issued Accounting Pronouncements”).

Stock-Based Compensation

Stock-based compensation expense consists of amortization of deferred stock compensation associated with stock options granted in December 1999, and stock options granted in connection with the acquisition of Xentec in December 2000, at exercise prices less than the fair market value of our stock at the grant date. Amortization expense related to these options is recognized as the options vest, and totaled $53,000 and $337,000 in the third quarters of fiscal 2002 and fiscal 2001, respectively. Amortization expense totaled $214,000 and $661,000 for the nine months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the unamortized balance of deferred stock-based compensation was $317,000. Stock-based compensation expense in the nine months ended June 30, 2002 also included $125,000 earned in the first quarter of fiscal 2002, related to common stock with a fair value of $500,000 which was issued to former employees of Xentec in January 2002, based on their continued employment with us through December 2001.

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

Because we decided to focus our efforts in fiscal 2002 on our core communication products, we terminated the development of our Bluetooth product line, and the related purchased and developed computer software costs with a carrying value of $1.7 million were subject to impairment review as of December 31, 2001. Our Bluetooth product was in the final stages of completion in the first quarter of fiscal 2002, and was scheduled for general release during the second quarter of fiscal 2002. In accordance with the requirements of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the software was written-down to estimated net realizable value. This product will be sold on an “as is” basis, without future development, product support, or maintenance. Future revenue was estimated based on expressed interest in the “as is” product from our existing customers, as well as a detailed market analysis of prospective customers. An impairment loss of $847,000 has been recorded in cost of revenue in the consolidated statement of operations in the quarter ended December 31, 2001, based on the excess of the carrying value of the asset over estimated future revenue, net of estimated selling costs. Selling costs were estimated based upon historical experience, planned available resources, incentives, and anticipated time required to sell. We made assumptions regarding estimated future cash flows and other factors to determine the net realizable value. Cash flow calculations were based on management’s best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. Actual revenue from this product has been less than prior estimates, and the product was re-evaluated for impairment and written-down to its estimated net realizable value of $50,000 as of June 30, 2002 resulting in an impairment loss charged to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cost of goods sold of $325,000 during the three months ended June 30, 2002. The estimated net realizable value at June 30, 2002 is based upon updated estimates of future revenue during the six months ended December 31, 2002, net of estimated selling costs considering the actual experience. This asset will be reviewed for realizability on a quarterly basis. If these estimates or the facts underlying the related assumptions change in the future, we may be required to record additional impairment charges for the software. The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of six months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Of the total restructuring charge of approximately $2.1 million recorded in the first quarter of fiscal 2002, $847,000 related to product impairment has been included in cost of revenue, and $1,217,000 is included in operating expenses. Of the total operating expense of $1,217,000, $929,000 is related to research and development activities, $276,000 is related to sales and marketing expense, and $12,000 is related to general and administrative expense. Approximately $517,000 of restructuring expenses have been paid during the nine months ended June 30, 2002. During the quarter ended June 30, 2002, the Company terminated a lease prior to its’ expiration in the fourth quarter of fiscal 2002, and recorded a $35,000 adjustment to the restructuring reserve. All restructuring liabilities have been paid, and there is no remaining accrued liability related to this restructuring as of June 30, 2002.

Interest and other income, net

Interest and other income in the third quarter of fiscal 2002 decreased by $330,000, or 78%, from the comparable period of fiscal 2001, and decreased by $986,000, or 69%, during the nine months ended June 30, 2002 as compared to the first nine months of fiscal 2001. These declines are due to lower balances of investable funds, as well as lower short-term interest rates in fiscal 2002 as compared to fiscal 2001.

Income Taxes

We recorded income tax expense of $147,000 for the three months ended June 30, 2002, compared to a tax benefit of $968,000 during the third quarter of fiscal 2001. For the nine months ended June 30, 2002, income tax expense totaled $428,000, compared to a tax benefit of $1,872,000 in the first nine months of fiscal 2001. The tax benefit recognized in the first half of fiscal 2001 represents the maximum benefit that could be recognized from deferred tax assets relating to net operating losses through June 30, 2001. During the nine months ended June 30, 2002, we did not record a tax benefit for the carryforward of our operating loss because objective evidence was not available as of June 30, 2002 to overcome uncertainty regarding the realizability of our deferred tax assets. Accordingly, a full valuation allowance was recorded against our net deferred tax assets as of June 30, 2002. The expense recorded in the third quarter and first nine months of fiscal 2002 is attributable to foreign withholding tax payments related to revenue generated in certain foreign countries in which we transact business. These payments qualify for a foreign tax credit in our U.S. federal tax return, but the deferred tax asset related to such tax credits was also fully reserved as of June 30, 2002.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $27.9 million, consisting of bank deposits and highly liquid securities with an original maturity of less than three months. Our existing balances of cash and cash equivalents are our primary source of liquidity. We presently have no lending arrangements with banks or other potential creditors.

Cash used in operating activities was $3.8 million for the nine months ended June 30, 2002, as compared to cash used in operating activities of $1.1 million for the nine months ended June 30, 2001.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used in operating activities during the nine months ended June 30, 2002 included the impact of our net loss of $8.0 million, reduced by non-cash charges for depreciation and amortization, stock-based compensation, impairment and restructuring charges totaling $6.1 million. Additional cash was used in the first nine months of fiscal 2002 due to acquisition-related payments totaling $1.2 million. Accounts receivable increased during the nine months ended June 30 due to our sales shortfall recorded late in the fourth quarter of 2001, and this increase accounted for a $595,000 use of cash during the first nine months of fiscal 2002. Cash used by operating activities during the nine months ended June 30, 2001, was primarily attributable to the pre-tax loss of $6.8 million, reduced by non-cash charges for depreciation and amortization, and stock-based compensation.

Cash used in investing activities was $818,000 for the nine months ended June 30, 2002, due primarily to additions to computer software costs, including amounts capitalized for internal development. Cash used for investing activities in the first nine months of fiscal 2001 totaled $6.2 million, primarily due to purchases of Xentec, Inc., and the wireless design services group of HD Lab.

Net cash provided by financing activities was $481,000 for the nine months ended June 30, 2002, and $819,000 during the comparable period of fiscal 2001. Net cash provided in both periods related to the proceeds from the exercise of common stock options and the issuance of stock under the employee stock purchase plan.

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

Recently-issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that have a definite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. At June 30, 2002, the Company had $4.9 million of goodwill, and other intangible assets totaling $0.7 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization expense for goodwill and other intangible assets was $594,000 and $1,757,000 during the three and nine months ended June 30, 2002, respectively.

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

The Company faces numerous risks in connection with the proposed transaction with Synopsys, Inc., which may adversely affect our results of operations whether or not the acquisition is completed, and the merger may not be completed on a timely basis, if at all.

On July 23, 2002, the Company entered into an agreement with Synopsys, Inc. pursuant to which Synopsys’ wholly-owned subsidiary has commenced a cash tender offer to purchase all of the outstanding Company stock, including Company shares issuable upon the exchange of shares of Exchangeable Preferred Stock of inSilicon Canada, Ltd., for $4.05 per share in cash. The planned acquisition could have an adverse effect on the Company’s revenues in the near-term if customers delay, defer, or cancel purchases due to uncertainty about the direction of our product offerings following the acquisition and our willingness to support and service existing products. To address customer uncertainty, we may incur additional obligations. To the extent a prolonged delay in completing the planned acquisition creates uncertainty among those persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned acquisition, the Company’s results of operations could be adversely affected, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price. Additionally, speculation regarding the likelihood of the closing of the acquisition could increase the volatility of the Company’s stock price.

Completion of the acquisition also is subject to numerous risks and uncertainties. If the acquisition is not completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including:

•
the Company would not realize the benefits it expects by being part of a combined company with Synopsys, Inc., as well as the potentially enhanced financial position as a result of being part of the combined company;

•
the diversion of management’s attention from the Company’s day-to-day business and the unavoidable disruption to its employees and its relationships with customers as a result of efforts and uncertainties relating to the Company’s anticipated acquisition by Synopsys, Inc. may detract from its ability to grow revenues and minimize costs, which, in turn may lead to a

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loss of market position that the Company could be unable to regain if the acquisition does not occur;

•	the market price of shares of the Company’s common stock may decline to the extent that the current market price of those shares reflects a market assumption that the acquisition will be completed;

•	the Company must pay the costs related to the proposed transactions, such as legal, accounting, and financial advisory fees, whether or not the acquisition is completed;

•	under specified circumstances, the Company may be required to pay Synopsys, Inc. a termination fee of $2,460,000 in connection with the termination of the merger agreement; and

•
the Company may not be able to continue its present level of operations, may need to scale back its business, may have to consider additional reductions in force, may have to consider alternative sources of funding and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the acquisition. As a result, if the acquisition is not completed, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect, subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We incurred net losses of $19.2 million for fiscal year 2001, $1.3 million for fiscal year 2000 and $12.1 million for fiscal year 1999, and had an accumulated deficit of $43.3 million as of September 30, 2001. Our net loss for the nine months ended June 30, 2002 was $8.0 million, and our accumulated deficit was $51.4 million on June 30, 2002. Although we have experienced revenue growth in the past, we cannot assure you that we will be able to grow our revenue in future periods. If we do achieve annual profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

As part of our growth strategy, we pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. During fiscal year 2001, we completed two acquisitions. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization or impairment of acquired intangible assets. During fiscal year 2001, we recorded an impairment charge of $9.4 million as a result of the Xentec acquisition. Furthermore, as a result of the discontinuance of our Bluetooth product line in conjunction with the workforce reduction announced in December 2001, during the first quarter of fiscal year 2002 we recorded an impairment charge of $1.2 million related to capitalized computer software costs and intangible assets and an additional $325,000 charge in the third quarter of 2002. The Bluetooth technology was acquired primarily as a result of the HD Lab acquisition.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 46% of our total revenue for the quarter ending June 30, 2002. Our operations outside the United States also expose us to the following general risks associated with international operations:

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

We have entered into agreements with Phoenix that have defined and will continue to define our business relationship. These agreements include a Services and Cost-Sharing Agreement, under which Phoenix provides various, primarily administrative, services to us, including accounting, treasury, tax and information services, and we share with Phoenix certain costs, including facilities and insurance. The Services and Cost-Sharing Agreement initially extended to June 30, 2000 for all services other than accounting; the term for accounting services initially extended to September 30, 2000, and has been renewed on a month-to-month basis for all services and costs. We anticipate the further extension of the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreement through fiscal year 2002. Generally, either party can terminate the agreement on 30 days written notice. Consequently, we cannot be sure how long Phoenix will continue to provide us services under the Services and Cost-Sharing Agreement and, if it does not, whether or on what terms we could obtain these services. If we cannot perform these services ourselves or obtain them on acceptable terms, this could materially harm our business. In connection with Phoenix’s ceasing to distribute certain of our products in Asia under the Technology Distributor Agreement, in February 2002 we entered into an agreement with a third-party distributor to service those areas. There can be no assurance that revenue, if any, generated in the future under this new agreement will be comparable to the level of revenue earned under our agreement with Phoenix.

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

In addition, the ownership interests of our directors or officers in Phoenix common stock or service as both a director of inSilicon and either an officer or director of Phoenix could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Phoenix. One of our current directors is a director and officer of Phoenix.

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits.

10.15	Restated Executive Officer Severance Agreement with Barry Hoberman*

10.19	Executive Officer Severance Agreement with Joe Hustein*

99.1	Certification pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002

*	Management contract or compensatory plan or arrangement

b)	Reports on Form 8-K.

The Company filed two Reports on Form 8-K during the quarter ended June 30, 2002. Information regarding the items reported on is as follows:

Date of Report (as Filed)	Item Reported On
May 10, 2002	The Company announced its financial results for the second fiscal quarter ended March 31, 2002, and the Company announced the appointment of Barry A. Hoberman as President and CEO.
May 13, 2002	The Company announced the departure of Chief Financial Officer, Bryan J. LeBlanc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSILICON CORPORATION

Date:	August 6, 2002	By:	/s/ BARRY A. HOBERMAN
Barry A. Hoberman President and Chief Executive Officer